Form 10KSB
period 2005-12-31
BigString CORP
filed 2006-03-31
CIK 1335282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

    [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2005

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______to______

                        Commission file number: 000-51661

                              BIGSTRING CORPORATION
         --------------------------------------------------------------
                 (Name of small business issuer in its charter)

                     Delaware                            20-0297832
       ----------------------------------  -------------------------------------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

        3 Harding Road, Suite F, Red Bank, New Jersey               07701
       -----------------------------------------------         ----------------
          (Address of principal executive offices)                (Zip Code)

       Issuer's telephone number:     (732) 741-2840
                                 -------------------------

       Securities registered under Section 12(b) of the Exchange Act:  None
                                                                       ----

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.0001
         --------------------------------------------------------------
                                (Title of class)

      Check  whether  the issuer is not  required  to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
   -----   -----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as
defined in rule 12b-2 of the Exchange Act). Yes     No  X
                                               -----   -----

      Revenues for the year ended December 31, 2005: $6,747.

      The aggregate market value of the shares of the Registrant's common stock, par value $0.0001 per share, held by non-affiliates of the Registrant, as of March 15, 2006, was $8,563,260. Inasmuch as there is currently no trading market for the Registrant's common stock, the per share price used to determine the aggregate market value was $0.48, which is the minimum price that a share of the Registrant's common stock may be offered by certain stockholders of the Registrant pursuant to the Prospectus, dated January 23, 2006, included with the Registrant's Registration Statement on Form SB-2 (Registration No. 333-127923). The Registrant has no other class of capital stock outstanding.

      As of March 15, 2006, 52,770,125 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

      Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 18, 2006. The Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") on or about April 18, 2006.

      Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                    ----   -----

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

      Certain information included in this Annual Report on Form 10-KSB and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which BigString operates, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in BigString's filings with the SEC from time to time, including our registration statement on Form SB-2 (Registration No. 333-127923), filed with the SEC on August 29, 2005, and the subsequent amendments thereto.

      In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-KSB.

                              BIGSTRING CORPORATION

                              INDEX TO FORM 10-KSB
                              --------------------


PART I                                                                                  PAGE
------                                                                                  ----
Item 1.      Description of Business......................................................1

Item 2.      Description of Property......................................................6

Item 3.      Legal Proceedings............................................................6

Item 4.      Submission of Matters to a Vote of Security Holders..........................6

PART II
-------

Item 5.      Market for Common Equity, Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities.....................7

Item 6.      Management's Discussion and Analysis or Plan of Operation...................10

Item 7.      Financial Statements........................................................16

Item 8.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure....................................................16

Item 8A.     Controls and Procedures.....................................................16

Item 8B.     Other Information...........................................................16

PART III
--------

Item 9.*     Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act...........................17

Item 10.*    Executive Compensation......................................................17

Item 11.*    Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters.................................................17

Item 12.*    Certain Relationships and Related Transactions..............................17

Item 13.     Exhibits ...................................................................17

Item 14.*    Principal Accountant Fees and Services......................................17

Signatures ..............................................................................18

* The information required under this Item is contained in the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 18, 2006, and is incorporated herein by reference. The Proxy Statement will be filed with the SEC on or about April 18, 2006.

                                     PART I

Item 1. Description of Business
        -----------------------

Background

      BigString was incorporated in the State of Delaware on October 8, 2003 under the name "Recall Mail Corporation." The company's name was formally changed to BigString Corporation in July 2005. BigString was formed, together with Email Emissary, Inc., incorporated in the State of Oklahoma on August 7, 2003, to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user. Email Emissary was later acquired by BigString in July 2004 and is currently a subsidiary of BigString.

      BigString Corporation has developed an innovative email service, referred to as "BigString," that allows users to easily send, recall, erase, self-destruct and secure email transmissions, as well as provide additional privacy. The concept of recallable email was conceived a few years ago by one of BigString's founders and current President and Chief Executive Officer, Darin M. Myman. After inadvertently sending an email to a prospective client which contained sensitive pricing and customer information, Mr. Myman unfortunately learned that there was no way for him to retrieve the email before the prospective client had the opportunity to review the contents thereof. As a result of this frustrating experience, Mr. Myman and certain other members of BigString's management team focused on developing a technology that would allow users to have comprehensive control, security and privacy of their email. In March 2004, the BigString email service was introduced to the market.

Business Strategy

      In the past  several  years,  the  email  industry  has  migrated  from an advertising model to a blended model that includes advertising and subscriptions. Email service providers now offer premium service products which include, among other features, value-added services such as advanced spam filters, advanced virus protection, additional storage, multiple email addresses and secure email. In addition to our free email service product, we offer premium email service products and applications such as spam filters, virus protection, additional storage, multiple email addresses and secure mail, which are offered in several different packages at various prices and may be purchased by the users of our BigString email service.

      In addition to our email services and products, we also enter into market affiliations with other Internet companies. We are currently affiliated with ValueClick, Inc. and LinkShare Corporation. We generate advertising revenue when our users purchase products through advertisements posted on our website as a result of our market affiliations. Further, we sometimes generate revenue through these market affiliations when our users access other websites.

      We recently introduced an email rewards program and a shopping rewards program on our website. Pursuant to our email rewards program, we will share any revenue generated from advertising and marketing affiliations with the "active users" of our email services, which are defined as those users who are registered email subscribers and have logged onto their account within 30 days of the date that the revenue is received. Our shopping rewards program enables a user who shops through our website to share in the revenue received by BigString as a result of such user's purchases.

Products and Services

      BigString Email Service - BigString is a web-based, POP3 (a protocol used to retrieve email from a mail server) server email service solution. Our patent pending technology provides a user with the ability to manage and control content sent by email. The user's email will execute through the BigString server but such execution will be transparent to the sender and recipients of the email.

      A user of our BigString email services will have his, her or its email transposed from a text-based message through BigString's server, and an exact, replicated image of the email will be instantaneously streamed to the recipient. The recipient never actually receives the content, but only receives images of the content.

      The user of the BigString email service and products can transparently edit, recall, cancel, and erase the email as well as insert or delete attachments, even after the email has been sent out and opened. All the subsequent changes by the sender will be completely transparent to the recipient. In addition, the sender has complete control over the life and duration of the email. The sender can have the email self-destruct or disappear after a defined number of views or after a certain time period.

      BigString currently offers services equivalent to those provided by its competitors, such as anti-spam, anti-virus, non-printable, add and delete attachments, opened report, set number of views and secure email, in addition to our erasable, recallable and self destroying applications.

      Products Offered - BigString currently offers to its customers one of four varying packages:

      o     BigString Free (No Charge).

      o     BigString Plus ($17.95 per year).

      o     BigString Premium ($29.95 per year).

      o     BigString Business ($149.95 per year).

      BigString Free comes with 5 MB of storage and permits the user to send twenty emails per month. It is accessed by the user through the web and each user is given one address. BigString Plus comes with 50 MB of storage and the user can send 300 emails per month through this package. It also is accessed through the web and each user is given one address. BigString Premium comes with 250 MB of storage and an unlimited number of emails may be sent by the user through this package. It also is accessed by the user through the web or the user can select to use a standard email client such as Outlook or Eudora and each user is provided one address. BigString Business is the most complete package offered by BigString. BigString Business comes with a component where BigString will act as the user's domain host. In addition, this package provides five email addresses, with more available at an additional cost. Further, business users can send an unlimited number of emails and have 250 MB of storage available per address with more storage available at additional costs to the customer.

      As of March 15, 2006, there were 46,897 subscribers to BigString Free, 138 subscribers to BigString Plus, 762 subscribers to BigString Premium, and 6 subscribers to BigString Business.

      Technical and Customer Support - Customer support for BigString's email service and products is available in two different ways:

      o Email Support. The ability for customers to contact BigString support through email.

      o Phone Support. The ability for customers to contact BigString support via the telephone.

      Historically, the customers of BigString's services and products have required very little support. BigString continuously reviews its support capabilities and updates and enhances such capabilities to meet the needs of the users of its products and services. In the future, BigString may outsource the support of its products and services to cost effective call centers or service providers.

      Also available on the BigString website is a Frequently Asked Questions section and BigString is currently composing a comprehensive BigString User Guide. We believe that BigString's Frequently Asked Questions section usually can resolve most of a user's problems. As our business grows and we introduce new products or enhancements to existing products, we expect our Frequently Asked Questions section to be updated on a continuous basis.

Market Affiliations

      We affiliate with other Internet companies, such as ValueClick, Inc. and LinkShare Corporation, regarding advertisements and other marketing promotions which can be accessed through our website. Through these marketing affiliations, advertisements, such as banner ads, are posted on our website and may be accessed by our users. In addition, advertising websites may be accessed directly through our website. Generally, we do not contract directly with advertisers, but rather those advertisers post on our website through our marketing affiliates. Our marketing affiliates are obligated to pay us a portion of the revenue they receive from advertisers, as compensation for BigString's sale of promotional space on its website.

      Generally, we generate revenue when our users access the advertisements or advertising websites and purchase products and services. In addition, we sometimes generate revenue based on the number of our users accessing advertisements and advertisers' websites.

Rewards Programs

      Email Rewards Program. We recently introduced an email rewards program on our website. Pursuant to this program, we will share any revenue generated from advertising and marketing affiliations with the "active users" of our email services, which are defined as those users who are registered email subscribers and have logged onto their account within 30 days of the date that the revenue is received. "Active users" consist of both paying and non-paying users of our email services. Fifty percent of the revenue generated from advertising and marketing affiliations will be distributed to the "active users" in amounts that will be determined by BigString and based on the registered subscriber's status (i.e., BigString Free, BigString Plus, BigString Premium or BigString Business), and up to twenty percent of such revenue will be distributed as referral fees to those users who participated in the referral of the source of the advertising revenue.

      Shopper Rewards Program. In addition to our email rewards program, we offer a shopper rewards program. A user of our email services who shops through our website will share in the revenue received by us as a result of the user's purchases. Fifty percent of the advertising revenue generated from the purchase of a product through BigString's website will be distributed to the purchaser of such product, and up to twenty percent of such revenue will be distributed as referral fees to those users who participated in the referral of the source of the advertising revenue. The user does not have to be an "active user" to benefit from this program.

Protection of Proprietary Rights

      We rely on a combination of U.S. and foreign patent, copyright, trademark and trade secret laws to establish and protect our proprietary rights. In particular, we rely upon our patent application for Universal Recallable, Erasable, Secure and Timed Delivery Email, Serial No. 10/827,199; our service mark for the word "BigString, Serial No. 78336856; and the protection to our proprietary information afforded by the Lanham Act of 1946, 15 U.S.C. ss.ss. 1051-1127; the Economic Espionage Act of 1996, 18 U.S.C. ss.1832; the Uniform Trade Secrets Act; as well as by common-law. If issued by the United States Patent and Trademark Offices, the patent for Universal Recallable, Erasable and Timed Delivery Email will expire 20 years for the date our patent application was filed or on April 18, 2024. Our service mark will not expire provided that we continue make routine filings to keep it current with the United States Patent and Trademark Office.

      Under the U.S. patent laws, our rights to the intellectual property which is the subject of our patent application may not be infringed upon by a third party. As we have applied for a patent, we may assert provisional rights as to the intellectual property covered thereby. BigString may obtain a reasonable royalty from a third party that infringes on an application claim, provided actual notice is given to the third party by BigString and a patent issues from the application with a substantially identical claim.

Market

      We currently market to Internet users who seek to utilize the Internet as their source for e-mail services. Generally, our products and services can be readily accessed through the Internet and thus from virtually anywhere where the Internet is accessible. BigString seeks to reward the users of its products and services by sharing its advertising based revenues with them.

Competition

      We have existing competitors for our businesses who have greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable names and more established relationships in industries that we currently serve or may serve in the future. Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition and future prospects. Many of these firms are well established, have reputations for success and have significantly greater financial, marketing, distribution, personnel, and other resources than us. Further, we may experience price competition, and this competition may adversely affect our financial position and results of operations or adversely affect our revenues and profitability.

      The markets for our services are highly competitive. With limited barriers to entry we believe the competitive landscape will continue to increase both from new entrants to the market as well as from existing players. We remain focused on delivering better, more advanced and innovative services than our competitors.

Employees

      We currently have seven full time employees and three part time employees. We believe that our relationship with these employees is satisfactory. We have not suffered any labor problems since our inception.

Government Regulation

      We do not currently face direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses.

      Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet. It is possible that governments will enact legislation that may be applicable to us in areas including network security, encryption, data and privacy protection, electronic authentication or "digital" signatures, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues including property ownership, content, taxation, defamation and personal privacy is uncertain.

      The majority of laws that currently regulate the Internet were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

      Violations of local laws may be alleged or charged by state or foreign governments, and we may unintentionally violate local laws. Local laws may be modified, or new laws enacted, in the future. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Description of Property
        -----------------------

      We occupy space at 3 Harding Road, Suite F, Red Bank, New Jersey 07701. Our Red Bank office has approximately 1,200 square feet of office space. Our operating lease for these premises expires on May 31, 2007. The current monthly occupancy rate is $1,800. We believe this facility will be adequate to meet our requirements for the foreseeable future and that suitable additional space will be available if needed.

      We also occupy office space at 113 W. Dawes, Suite 111, Bixby, Oklahoma 74008. Our Bixby, Oklahoma office has approximately 550 square feet of office space. The term of our operating lease for these premises expired on December 31, 2005, and such operating lease has continued thereafter on a month to month basis. The current monthly occupancy rate is $400. We believe that this facility will be adequate to support our Oklahoma-based operations and, if necessary, there are other suitable facilities in the area which could support our Oklahoma-based operations.

Item 3. Legal Proceedings
        -----------------

      We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
        ------------------------------------------------------------------------

Market Information

      There is currently no trading market for our common stock. We anticipate that our common stock will be sponsored by one or more participating market makers for quotation on the Nasdaq Over-the-Counter Bulletin Board ("OTCBB"). In that connection, vFinance Investment, Inc. has submitted a Form 211 Application to the NASD with respect to our common stock. It is our understanding that the Form 211 Application is currently under review by the NASD. Notwithstanding the forgoing, no assurance can be given at this time that vFinance Investments' Form 211 Application will be approved by the NASD or that BigString's common stock will be quoted on the OTCBB.

      As of March 15, 2006, the approximate number of registered holders of BigString's common stock was 100.

Dividends

      It is anticipated that cash dividends will not be declared on BigString's common stock in the foreseeable future. Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Details of Issuance of Shares of Our Common Stock to Investors

      During 2005, BigString raised approximately $1,750,000 though the private placement of 922,000 shares of its common stock at a per share purchase price of $0.25, and 9,448,125 shares of its common stock at a per share purchase price of $0.16. These shares of common stock were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act. BigString will use the proceeds from these private placements to continue the development of its email service through the addition of new features as well as the enhancement of existing features. BigString also contemplates using a portion of the proceeds to increase exposure of the BigString email services and website through general advertisements and other marketing promotions.

      More Specifically:

      On April 15, 2005, we sold 882,000 shares of common stock to Harvey M. Goldfarb, Marc Dutton, Stephen C. Nitti, Barbara Musco, Susan Baran, Adam Schaffer, Jeffrey Kay and Lee Rosenberg. These shares were sold at $.25 per share. The total proceeds received by BigString as a result of the sale of these shares was $220,500.

      On June 29, 2005, we sold 40,000 shares of common stock to Adam Schaffer and Jeffrey Kay. These shares were sold at $.25 per share. The total proceeds received by BigString as a result of the sale of these shares was $10,000.

      On July 20, 2005, we sold 6,206,250 shares of common stock to Barbara Musco, Thomas Shields, Nicholas Codispoti, Nicholas Codispoti, IRA Account, the Codispoti Foundation, Dean G. Corsones, Jon M. Conahan, Theodore Fadool, Jr., David A. Arledge, David Matthew Arledge, Charles Scott Guerrieri and Todd M. Ross. These shares were sold at $.16 per share. The total proceeds received by BigString as a result of the sale of these shares was $993,000.

      On July 31, 2005, we sold 116,875 shares of common stock to the Herd Family Partnership, Sara Pasquarello, Ronald Herd and Glen Herd. These shares were sold at $.16 per share. The total proceeds received by BigString as a result of the sale of these shares was $18,700.

      On August 10, 2005, we sold 3,125,000 shares of common stock to James R. Kaufman and Barbara Kaufman, Shefts Family LP, Marc Sandusky, Jeffrey M. Barber and Jo Ann Barber, Michael Dewhurst, David and Kim Prado, Joel Marcus, Richard and George Petrone, AJW New Millennium Offshore, LTD, AJW Partners, LLC, AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and Mark Yutko. These shares were sold at $.16 per share. The total proceeds received by BigString as a result of the sale of these shares was $500,000.

Details of Issuance of Shares of Our Common Stock in Connection With Advisory Services

      We periodically issue shares of our common stock in lieu of cash payments to consultants.

      On April 15, 2005, we issued 50,000 shares to Barbara Musco for her provision of business advisory services. The shares issued for advisory services were valued at $.25 per share. All of these shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. BigString accounts for the services using the fair market value of the consideration issued. BigString recorded compensation expense of $12,500 in connection with the issuance of these shares.

Grant and Exercise of Warrants

      On June 15, 2004, we granted to three consultants, Paul Levis, Steve Hoffman and H. Joseph Sgroi, as payment for advisory services, three warrants to purchase an aggregate of 60,000 shares of common stock at an exercise price of $.25 per share. Each of these warrants is set to expire on January 1, 2007. The warrants vested immediately and are non-forfeitable. The value of these warrants was estimated on the date of grant using the Black-Scholes option-pricing model. Two of these warrants for 45,000 shares of common stock were exercised in 2005. The total proceeds realized as a result of the exercise of these warrants was $11,250. These warrants and the shares issued thereunder were granted or issued, as the case may be, in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act.

      On January 1, 2005, we granted to two consultants, Paul Quintal and Barbara Musco, as payment for advisory services, two warrants to purchase an aggregate of 100,00 shares of common stock at an exercise price of $.25 per share. Each of these warrants is set to expire on

January 1, 2007. The warrants vested immediately and are non-forfeitable. The value of these warrants was estimated on the date of grant using the Black-Scholes option-pricing model. These warrants were granted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

      On September 23, 2005, we granted to a consultant, Shefts Associates, Inc., as payment for advisory services, two warrants. One warrant is for the purchase of 1,246,707 shares of common stock with a per share exercise price of $0.16, and the second warrant is for the purchase of 1,196,838 shares of common stock with a per share exercise price of $0.20. Each of these warrants is set to expire on September 23, 2010. The warrants vested immediately and are non-forfeitable. The value of these warrants was estimated on the date of grant using the Black-Scholes option-pricing model. These warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Repurchase of Our Shares of Common Stock

      BigString did not repurchase any shares of its common stock during the period covered by this report.

Item 6. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

      The following plan of operation is intended to describe BigString's anticipated plan of operation for the year ended December 31, 2006. In addition to our plan of operation, we have provided below information about BigString's financial condition and results of operations for the years ended December 31, 2005 and 2004. This information should be read in conjunction with BigString's audited consolidated financial statements for the years ended December 31, 2005 and 2004, and the period October 8, 2003 (Date of Formation) through December 31, 2005, including the related notes thereto, which are included on pages F-2 through F-17 of this report.

Background

      BigString was incorporated in the State of Delaware on October 8, 2003 under the name "Recall Mail Corporation." The company's name was formally changed to BigString Corporation in July 2005. BigString was formed, together with Email Emissary, incorporated in the State of Oklahoma on August 7, 2003, to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user. Email Emissary was later acquired by BigString in July 2004 and is currently a subsidiary of BigString.

Development Stage Company

      BigString is considered a development stage enterprise as defined in the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting for Development Stage Companies." BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

Overview

      In order for us to grow our business and increase our revenue, it is critical for us to attract and retain new customers. For us to increase our revenue, we need to establish a large customer base. The more users of our free email services provides us with more opportunities to sell our premium services, which could result in increased revenue. In addition, a large customer base may attract other Internet based advertising and marketing firms to affiliate with us, which would result in increased advertising revenues.

      Certain criteria we review to measure our performance are set forth below:

            o     the number of first time users of our email services;

            o     the number of repeated users of our email services;

            o     the number of pages of our website viewed by a user;

            o     the number of free accounts;

            o     the number of paid accounts;

            o the number of users of our free email services who purchase one of our premium product packages;

            o the length of time between the activation of a free account and the conversion to a paid account;

            o     the number of paying customers at each product level; and

            o the retention rate of customers, including the number of account closures and the number of refund requests.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon BigString's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires BigString to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, BigString evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. BigString bases its estimates on historical expenses and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      BigString believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

      Revenue Recognition. BigString derives revenue from online services, electronic commerce, advertising and data network services. BigString also derives revenue from marketing affiliations.

      BigString recognizes online service revenue over the period that services are provided. Other revenues, which consist principally of electronic commerce and advertising revenues, as well as data network service revenues, are recognized as the services are performed. Unearned revenue consists primarily of prepaid electronic commerce and advertising fees and annual prepaid subscription fees billed in advance.

      Consistent with the provisions of EITF Issue No. 99-19, "Reporting Revenue Gross As A Principal Versus Net As An Agent," BigString recognizes revenue as a principal from advertising and marketing affiliations. BigString shares any revenue generated from advertising and marketing affiliations with the "active users" of its email services, as defined. Fifty percent of the revenue generated from advertising and marketing affiliations will be distributed to the "active users" in amounts that will be determined by BigString and based on the registered subscriber's status and up to twenty percent of such revenue will be distributed as referral fees to those users who participated in the referral source of the advertising revenue. Accordingly, corresponding distributions to "active users" and referral fees are recorded as a component of cost of revenue.

      Stock-Based Compensation. BigString issues shares of its common stock to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued.

      Intangible Assets. The valuation of intangible assets have been determined by management after considering a number of factors. On an annual basis, BigString tests for impairment. If the carrying value of the intangible assets exceeds the undiscounted value of estimated future cash flows, the intangible asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

      Should the impairment loss be significant, the charge to operations could have a material adverse effect on BigString's results of operations and financial condition.

Plan of Operation

      For the year ended December 31, 2005, we had $6,747 in revenue and $2,125,847 in expenses, including amortization expense of $960,000 relating to the amortization of the intangible assets (patent application and trademark) acquired by BigString through its acquisition of Email Emissary on July 16, 2004, as we continued to introduce our BigString email service and products to the market through general advertising and newspaper and magazine articles and television stories about BigString and our services and products, and registered shares of our common stock for the selling stockholders. Our net loss for the year ended December 31, 2005 was $2,102,587.

      For the year ended December 31, 2004, we had $5,762 in revenue and $735,333 in expenses, including amortization expense of $440,281 relating to the amortization of the intangible assets (patent application and trademark) acquired by BigString through its acquisition of Email Emissary on July 16, 2004, as we introduced our BigString email services and products to the market in March 2004 and continued developing such service and products and implementing our marketing strategies. Our net loss for the year ended December 31, 2004 was $729,536.

      As we grow, our operating expenses will increase in connection with sales and marketing, technology licensing and development and general and administrative needs to support our growth. Therefore, our plan of operation for the year ending December 31, 2006 includes:

      o Increased sales and marketing expenses. Sales and marketing expenses consist primarily of compensation for sales and marketing persons and costs associated with travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. During the year ending December 31, 2006, we expect to expend approximately $250,000 on our sales and marketing promotions, including a comprehensive advertising campaign to promote our BigString email service and products. As part of this advertising campaign, which concluded in early December 2005, we expended approximately $117,000 on thirteen weeks of advertising on the Kim Komando radio show, newsletter and website. We have also entered into an agreement with Chesapeake Media for the placement of radio and television commercials about us. Chesapeake Media will be paid a fixed fee for each customer of BigString who purchases a premium package through a promotion broadcasted by Chesapeake Media and will receive a percentage of the business accounts revenue generated from such broadcasts for a period of one year. We also anticipate hiring six commission based sales persons in the second quarter of 2006. In addition, we employed, as of October 3, 2005, a new programmer/developer and anticipate hiring another 1-3 programmers/ developers during 2006. Further, we will hire additional employees on an as-needed basis.

      o Increased general and administrative expenses. General and administrative expenses consist primarily of rent, utilities, supplies and compensation for personnel and fees for outside professional advisors. During the year ending December 31, 2006, we expect to expend approximately $480,000 on general and administrative expenses as we add staff and infrastructure to support our expected business growth. We also expect to expend approximately $150,000 on legal and accounting costs during 2006, as a result of BigString's compliance with applicable federal and state securities laws and the general growth of our business.

      o Increased research and development expenses. Research and development expenses consist primarily of compensation for our technology staff, costs associated with the application for our patent and other intellectual property related expenses. We expect to expend $100,000 on research and development expenses in the year ending December 31, 2006 as we continue to enhance and modify our software technology and products.

      Except for upgrades and enhancements to our existing computer equipment and software, we do not plan to make any significant additions to our property or equipment in 2006. We do not anticipate expending more than $75,000 for computer equipment and software upgrades and enhancements in the year ending December 31, 2006.

      We anticipate that we will incur net losses for the year ending December 31, 2006. The extent of these losses will be contingent, in part, on the amount of net revenue generated from customers. It is possible that our operating losses will increase in the future and that we will never achieve or sustain profitability.

      Our limited operating history makes predicting future operating results very difficult. We believe that you should not rely on our current operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties.

      Our actual expenditures and business plan may differ from this plan of operation. Our board of directors may decide not to pursue this plan, or may decide to modify it based on new information or limits in the amount of available financing.

Results of Operations

For the Years Ended December 31, 2005 and 2004

      Net Loss. For the year ended December 31, 2005, our net loss was $2,102,587, as compared to a net loss of $729,536 for the year ended December 31, 2004, due to a $519,719 increase in amortization expense relating to the amortization of the intangible assets (patent application and trademark) acquired by BigString through its acquisition of Email Emissary, Inc. on July 16, 2004, and increased development and administrative costs and professional and consulting fees.

      Revenues. For the year ended December 31, 2005, our total revenues were $6,747, as compared to $5,762 in revenues for the year ended December 31, 2004. Of the revenues generated for the year ended December 31, 2005, $6,419 was generated from the purchase of our products and $328 was generated from advertisers, whereas all of our revenue for the year ended December 31, 2004 was generated from the purchase of our products. We did not begin to generate revenue from the utilization of our BigString services and the purchase of our products until the third quarter of 2004.

      Expenses. Total expenses for the year ended December 31, 2005 were $2,125,847, a $1,390,514 increase over total expenses of $735,333 incurred in the year ended December 31, 2004, primarily due to an increase in amortization expense and increased development and administrative costs and professional fees. This significant increase in expenses over the same prior year period was primarily attributable to a $519,719 increase in amortization expense relating to the amortization of the intangible assets (patent application and trademark) acquired by BigString through its acquisition of Email Emissary on July 16, 2004, an increase in payroll for such period by approximately $155,821, relating to the staffing of six full-time employees and one part-time employee, an increase in legal expenses for such period by approximately $179,831, relating to our proposed transaction with UniverCell Holdings, Inc., which was terminated prior to completion in May of 2005, the registration of our common stock for certain of our stockholders and the preparation of BigString for compliance as a public reporting company under applicable federal securities laws, and the payment of approximately $199,187 in consulting fees relating to the operation of our business.

      Interest Income. Interest income was $16,513 for the year ended December 31, 2005, as compared to $35 for the year ended December 2004. This increase in interest income was due to the significant increase in BigString's cash balance resulting from several private placements conducted by BigString during the year ended December 31, 2005.

      Income Taxes. No tax provision has been recorded for 2005 and 2004 as a result of our accumulated operating losses.

For the Year Ended December 31, 2004 and the Period October 8, 2003 (Date of Formation) through December 31, 2003

      Net Loss. For the year ended December 31, 2004, our net loss from operations was $729,536, as compared to a $29,567 net loss for the period October 8, 2003 (Date of Formation) through December 31, 2003, primarily due to the $440,281 amortization expense incurred in 2004 which relates to the amortization of the intangible assets (patent application and trademark) acquired by BigString through its acquisition of Email Emissary on July 16, 2004. The net loss for 2004 resulted from the operation of BigString for a twelve month period, whereas the net loss for 2003 resulted from the operation of BigString for less than a three month period.

      Revenues. For the year ended December 31, 2004, our total revenues were $5,762, as compared to no revenues for the period October 8, 2003 (Date of Formation) through December 31, 2003. We did not begin to generate revenue from the utilization of our BigString service and products until the third quarter of 2004.

      Expenses. Total expenses for the year ended December 31, 2004 were $735,333, a $705,750 increase over total expenses of $29,583 incurred in the period October 8, 2003 (Date of

Formation) through December 31, 2003, primarily due to the $440,281 amortization expense incurred in 2004 which relates to the amortization of the intangible assets (patent application and trademark) acquired by BigString through its acquisition of Email Emissary on July 16, 2004. The total expenses for 2004 were for a twelve month period, whereas the total expenses for 2003 were for less than a three month period.

      Interest Income. Interest income was $35 for the year ended December 2004, as compared to $16 for 2003. This increase in interest income was due to the increase in BigString's cash balance resulting from several private placements conducted by BigString during the year ended December 31, 2004.

      Income Taxes. No tax provision has been recorded for 2004 and 2003 as a result of our accumulated operating losses.

Liquidity and Capital Resources

      Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we have expended approximately $1,490,482 for operating and investing activities, which has been primarily funded by investments of approximately $2,000,000 from our stockholders.

      Our cash balance as of the year ended December 2005 was $820,857, which was an increase of $807,049 over our cash balance of $13,808 as of December 31, 2004. This significant increase to our cash balance was attributable to the approximately $1,750,000 raised by BigString through private placements of its common stock in 2005. Management believes the current cash balance is sufficient to fund the current minimum level of operations for the next twelve months. For the next twelve months we expect to expend approximately $480,000 on general and administrative expenses such as rent, utilities, supplies and employee compensation, approximately $150,000 on professional and legal services, approximately $100,000 on research and development, and approximately $250,000 on marketing. More specifically, to implement its plan of operation, BigString anticipates expending approximately $82,000 per month during 2006.

      If future revenue is not sufficient to fund the growth of our business, we may need additional funds. There can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

      Our officers and directors have not, as of the date of this filing, loaned any funds to BigString. There are no formal commitments or arrangements to advance or loan funds to BigString or repay any such advances or loans.

Item 7. Financial Statements

      The consolidated financial statements and supplementary data of BigString called for by this item are submitted under a separate section of this report. Reference is made to the Index of Financial Statements contained on page F-1 herein.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

      None.

Item 8A. Controls and Procedures
         -----------------------

      As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-KSB, BigString carried out an evaluation of the effectiveness of the design and operation of BigString's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of BigString's management, including BigString's President and Chief Executive Officer and BigString's Chief Financial Officer, who concluded that BigString's disclosure controls and procedures are effective. There has been no significant change in BigString's internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BigString's internal control over financial reporting.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in BigString's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in BigString's reports filed under the Exchange Act is accumulated and communicated to management, including BigString's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information
         -----------------

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
        --------------------------------------

      The information required under this Item with respect to BigString's directors and executive officers is contained in BigString's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 18, 2006, under the captions "Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act" and "Executive Officers" and is incorporated herein by reference.

Item 10. Executive Compensation
         ----------------------

      The information required under this Item with respect to executive compensation is contained in BigString's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 18, 2006, under the caption "Executive Compensation" and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          ---------------------------

      The information required by Items 201(d) and 403 of Regulation S-B is contained in BigString's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 18, 2006, under the captions "Securities Authorized for Issuance under Equity Compensation Plan" and "Principal Stockholders and Security Ownership of Management" and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

      The information required by this item is contained in BigString's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 18, 2006, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

Item 13. Exhibits
         --------

      Reference is made to the Index of Exhibits beginning on page E-1 herein.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

      The information required by this item is contained in BigString's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 18, 2006, under the caption "Principal Accountant Fees and Services" and is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BIGSTRING CORPORATION


Date:  March 29, 2006                 By:  /s/ Darin M. Myman
                                         --------------------------------------
                                          Darin M. Myman
                                          President and Chief Executive Officer

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darin M. Myman and Adam M. Kotkin and each of them, his true and lawful attorneys-in-fact and agents for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

              Signatures                                   Title                               Date
              ----------                                   -----                               ----
           /s/ Darin M. Myman               President and Chief Executive Officer         March 29, 2006
---------------------------------------     and Director (Principal Executive
               Darin M. Myman               Officer)


                                            Chief Financial Officer and Director          March 29, 2006
                                            (Principal Financial and Accounting
           /s/ Todd M. Ross                 Officer)
---------------------------------------
             Todd M. Ross

          /s/ Adam M. Kotkin                Chief Operating Officer and Director          March 29, 2006
---------------------------------------
            Adam M. Kotkin

                                            Chief Technology Officer and Director         March 29, 2006
----------------------------------------
           David L. Daniels

                                .           Chief Information Officer and Director        March 29, 2006
----------------------------------------
        Charles A. Handshy, Jr.

            /s/ Marc Dutton                               Director                        March 29, 2006
----------------------------------------
              Marc Dutton

                                                          Director                        March 29, 2006
----------------------------------------
             Barbara Musco

                          INDEX TO FINANCIAL STATEMENTS

                              BIGSTRING CORPORATION
                                 AND SUBSIDIARY

                          (A Development Stage Company)

                        Consolidated Financial Statements

                                December 31, 2005

Report of Independent Registered Public Accounting Firm...................................F-2

Consolidated Balance Sheets at December 31, 2005 and 2004.................................F-3

Consolidated Statements of Operations for the years ended December 31, 2005 and
     2004, and the period October 8, 2003 (Date of Formation) through
     December 31, 2005....................................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31,
     2005 and 2004, and the period October 8, 2003
     (Date of Formation) through December 31, 2005........................................F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and
     2004, and the period October 8, 2003 (Date of Formation) through
     December 31, 2005....................................................................F-7

Notes to Consolidated Financial Statements................................................F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BigString Corporation
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheets of BigString Corporation (formerly Recall Mail Corporation) and subsidiary (collectively, the "Company") (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004, and for the period October 8, 2003 (Date of Formation) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period October 8, 2003 (Date of Formation) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Wiener, Goodman & Company,P.C.

WIENER, GOODMAN & COMPANY, P.C.
Eatontown, New Jersey

March 17, 2006

                      BIGSTRING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                          December 31,
                                                                          ------------
                                                                       2005           2004
                                                                       ----           ----
                                     ASSETS
Current assets:
    Cash and cash equivalents                                      $   820,857    $    13,808
    Prepaid expenses                                                    24,770             --
                                                                   -----------    -----------

         Total current assets                                          845,627         13,808

Property & equipment - net                                              74,460         17,356

Intangible assets - net                                              3,402,786      4,362,786

Other assets                                                             6,579          1,700
                                                                   -----------    -----------

          TOTAL ASSETS                                             $ 4,329,452    $ 4,395,650
                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $    70,418    $     2,620
    Accrued expenses                                                    55,259         32,518
    Unearned revenue                                                     5,064          4,364
                                                                   -----------    -----------

      Total current liabilities                                        130,741         39,502
                                                                   -----------    -----------

Stockholders' equity:
    Preferred Stock, $.0001 par value - authorized
       1,000,000 shares; none outstanding                                   --             --
    Common stock, $.0001 par value - authorized
       249,000,000 shares in 2005 and 50,000,000 shares in 2004;
       outstanding 52,770,125 and 42,305,000
       shares, respectively                                              5,277          4,231
    Additional paid in capital                                       7,055,124      5,111,020
    Deficit accumulated during the development stage                (2,861,690)      (759,103)
                                                                   -----------    -----------

      Total stockholders' equity                                     4,198,711      4,356,148
                                                                   -----------    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 4,329,452    $ 4,395,650
                                                                   ===========    ===========

                See notes to consolidated financial statements.

                      BIGSTRING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                           Period
                                                                                  October 8, 2003 (Date of
                                             Year Ended            Year Ended        Formation) Through
                                          December 31, 2005    December 31, 2004      December 31, 2005
                                          -----------------    -----------------      -----------------
Net sales                                    $      6,747         $      5,762           $     12,509
                                             ------------         ------------           ------------

Costs and expenses:
    Selling, general and
       administrative expenses                  1,165,847              295,052              1,490,482
    Amortization of intangibles                   960,000              440,281              1,400,281
                                             ------------         ------------           ------------
                                                2,125,847              735,333              2,890,763
                                             ------------         ------------           ------------

Loss from operations                           (2,119,100)            (729,571)            (2,878,254)

Interest income                                    16,513                   35                 16,564
                                             ------------         ------------           ------------

Net loss                                     $ (2,102,587)        $   (729,536)          $ (2,861,690)
                                             ============         ============           ============

Loss per common share -
     basic and diluted                       $      (0.04)        $      (0.02)
                                             ============         ============

Weighted average common shares
     outstanding - basic and diluted           47,081,854           30,976,008
                                             ============         ============

                See notes to consolidated financial statements.

                      BIGSTRING CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                 Additional                       During
                                                        Common Stock              Paid-In       Subscription    Development
                                     Total       No. of Shares       Amount       Capital        Receivable        Stage
                                  -----------    -------------    -----------    -----------     -----------    ------------
Balance, October 8, 2003          $                               $              $               $              $

Issuance of common stock
   (at $.001 per share)                            21,210,000           2,121         (2,121)             --

Contribution of capital                45,000                                         45,000              --

Sale of common stock
   (at $.25 per share)                     --          40,000               4          9,996         (10,000)

Net loss                              (29,567)                                                                      (29,567)
                                  -----------     -----------     -----------    -----------     -----------    -----------
Balance, December 31, 2003             15,433      21,250,000           2,125         52,875         (10,000)       (29,567)

Sale of common stock
   (at $.25 per share)                227,500         870,000              87        217,413          10,000

Issuance of common
   stock for services valued at $.21
   per share                           39,251         185,000              19         39,232

Issuance of common
   stock in acquisition (at
   $.24 per share)                  4,800,000      20,000,000           2,000      4,798,000

Issuance of warrants for
   services valued at $.07
   per share                            3,500                                          3,500

Net loss                             (729,536)                                                                     (729,536)
                                  -----------     -----------     -----------    -----------     -----------    -----------
Balance, December 31, 2004          4,356,148      42,305,000           4,231      5,111,020              --       (759,103)

Sale of common stock
   (at $.25 per share)                230,500         922,000              92        230,408

Exercise of warrants
   (at $.25 per share)                 11,250          45,000               4         11,246

Issuance of common
   stock for services valued at $.25
   per share                           12,500          50,000               5         12,495

Sale of common
   stock (at $.16 per share)        1,511,700       9,448,125             945      1,510,755

                      BIGSTRING CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                            Additional                      During
                                                            Common Stock      Paid-In    Subscription    Development
                                 Total       No. of Shares      Amount        Capital      Receivable        Stage
                              -----------    -------------   -----------    -----------  -------------   ------------
Issuance of warrants for
   services valued at $.07
   per share                      179,200                                       179,200

Net loss                       (2,102,587)             --             --             --             --     (2,102,587)
                              -----------     -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2005    $ 4,198,711      52,770,125    $     5,277    $ 7,055,124    $        --    $(2,861,690)
                              ===========     ===========    ===========    ===========    ===========    ===========

                See notes to consolidated financial statements.

                      BIGSTRING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                                    Period
                                                                                                October 8, 2003
                                                                                              (Date of Formation)
                                                          Year Ended           Year Ended           Through
                                                       December 31, 2005    December 31, 2004  December 31, 2005
                                                       -----------------    -----------------  -----------------
Cash flows from operating activities:
      Net loss                                            $(2,102,587)          $  (729,536)       $(2,861,690)
Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                           967,555               442,133          1,409,688
      Stock issued for services                                12,500                39,251             51,751
      Warrants issued for services                            179,200                 3,500            182,700
      Changes in operating assets and
         liabilities - net of acquisition:
            Increase in prepaid expenses                      (24,770)                   --            (24,770)
            Increase in accrued expenses                       90,539                28,905            125,851
            Increase in other assets                           (4,879)                   --             (6,579)
            Increase in unearned revenue                          700                 1,124              1,824
                                                          -----------           -----------        -----------
      Net cash used in operating activities                  (881,742)             (214,623)        (1,121,225)
                                                          -----------           -----------        -----------

Cash flows from investing activities:
      Purchase of property, plant and
         equipment                                            (64,659)              (19,209)           (83,868)
                                                          -----------           -----------        -----------

Cash flows from financing activities:
      Proceeds from issuance of
         common stock                                       1,753,450               227,500          2,025,950
                                                          -----------           -----------        -----------

Net increase (decrease) in cash                               807,049                (6,332)           820,857

Cash - beginning of year                                       13,808                20,140                 --
                                                          -----------           -----------        -----------

Cash - end of year                                        $   820,857           $    13,808        $   820,857
                                                          ===========           ===========        ===========

Supplementary information:
      Details of acquisition
            Fair value of assets acquired                                       $     2,790
            Fair value of liabilities assumed                                        (5,857)
            Intangibles                                                           4,803,067
                                                                                -----------
            Common stock issued to effect
               acquisition                                                      $ 4,800,000
                                                                                ===========

Financing information:
      Common stock issued for services                    $    12,500           $    39,251
                                                          ===========           ===========
      Common stock warrants issued for services           $   179,200           $     3,500
                                                          ===========           ===========

                See notes to consolidated financial statements.

                      BIGSTRING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

BigString Corporation was incorporated in the State of Delaware on October 8, 2003 under the name "Recall Mail Corporation." The company's name was formally changed to BigString Corporation ("BigString") in July 2005. BigString was formed to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user. Email Emissary, Inc. ("Email Emissary") was acquired by BigString in July 2004 and is currently a subsidiary of BigString. In March 2004, the BigString email service was introduced to the market.

BigString is considered a development stage enterprise as defined in the Financial Accounting Standards Board (the "FASB") Statement No. 7, "Accounting and Reporting for Development Stage Companies." BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of BigString and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES
----------------

The preparation of consolidated financial statements in conformity with accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS
----------------

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2005 and 2004, cash equivalents approximated $814,000 and $-0-, respectively.

CONCENTRATION OF CREDIT RISK
----------------------------

Financial instruments which potentially subject BigString to concentrations of credit risk consist principally of temporary cash investments. BigString places its temporary cash investments with quality financial institutions.

                      BIGSTRING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

REVENUE RECOGNITION
-------------------

BigString derives revenue from online services, electronic commerce, advertising and data network services. BigString also derives revenue from marketing affiliations.

BigString recognizes online service revenue over the period that services are provided. Other revenues, which consist principally of electronic commerce and advertising revenues, as well as data network service revenues, are recognized as the services are performed. Unearned revenue consists primarily of prepaid electronic commerce and advertising fees and annual prepaid subscription fees billed in advance.

Consistent with the provisions of EITF Issue No. 99-19, "Reporting Revenue Gross As A Principal Versus Net As An Agent," BigString recognizes revenue as a principal from advertising and marketing affiliations. BigString shares any revenue generated from advertising and marketing affiliations with the "active users" of its email services, as defined. Fifty percent of the revenue generated from advertising and marketing affiliations will be distributed to the "active users" in amounts that will be determined by BigString and based on the registered subscriber's status and up to twenty percent of such revenue will be distributed as referral fees to those users who participated in the referral source of the advertising revenue. Accordingly, corresponding distributions to "active users" and referral fees are recorded as a reduction of gross revenue.

DEPRECIATION
------------

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily using the straight-line method over their estimated useful lives of these assets.

STOCK BASED COMPENSATION
------------------------

BigString issues shares of common stock to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued. For the years ended December 31, 2005 and 2004, BigString issued 50,000 and 185,000 shares of its common stock as stock-based compensation and recorded compensation expense of $12,500 and $39,251, respectively. For the period October 8, 2003 (Date of Formation) through December 31, 2005, BigString recorded compensation expenses of $51,751 in connection with the issuance of these shares.

                      BIGSTRING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

BigString also issues stock purchase warrants to non-employees as stock-based compensation. The fair value of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended December 31, 2005 and 2004, BigString issued 2,493,545 and 60,000 stock purchase warrants and recorded compensation expense of $179,200 and $3,500, respectively. For the period October 8, 2003 (Date of Formation) through December 31, 2005, BigString recorded compensation expense of $182,200 in connection with the issuance of those warrants.

INCOME TAXES
------------

BigString accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax basis of reported assets and liabilities.

The principal items giving rise to deferred taxes are timing differences between book and tax amortization of intangible assets which are not currently deductible for income tax purposes and temporary differences caused by capitalization of start-up expenditures.

RESEARCH AND DEVELOPMENT
------------------------

Research and development costs are expensed as incurred, and are included in selling, general and administrative expenses. All research and development is performed internally for the benefit of BigString. BigString does not perform such activities for others. BigString had software licensing costs of $11,675 and site development costs of $36,250 for the year ended December 31, 2005, as compared to software licensing costs of $1,731 and site development costs of $51,000 for the year ended December 31, 2004.

These costs have been incurred in conjunction with the development of the email products which BigString now offers. For the period October 8, 2003 (Date of Formation) through December 31, 2005, BigString had total research and development costs of $120,656.

EVALUATION OF LONG-LIVED ASSETS
-------------------------------

BigString reviews property, equipment, patents and trademarks for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance provided in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

                      BIGSTRING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

EARNINGS (LOSS) PER COMMON SHARE
--------------------------------

Basic (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the specific period. Diluted
(loss) per common share is computed by dividing net (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period. All potentially dilutive securities, which include outstanding warrants, have been excluded from the computation, as their effect is antidilutive.

BUSINESS COMBINATIONS
---------------------

Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired is recorded at its fair value at the date of acquisition.

INTANGIBLES
-----------

In June 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment unless certain impairment indicators are identified.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

For  financial  instruments,   including  cash,  accounts  payable  and  accrued
expenses, it was assumed that the carry amount approximated fair value because of the short maturities of such instruments.

NEW FINANCIAL ACCOUNTING STANDARDS
----------------------------------

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction" - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on BigString's consolidated financial position or results of operations.

                      BIGSTRING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

In December 2004, the FASB issued FASB Staff Position ("FAS") 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide guidance on the application of FASB Statement 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. FAS 109-1 states that the deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. FAS 109-1 was effective upon issuance. The adoption of FAS 109-1 did not have a material effect on BigString's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on BigString's consolidated financial position or results of operations.

In December 2004, FASB issued SFAS No. 123(R), "Share Based Payment," that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to BigString as of the beginning of BigString's 2006 fiscal year. The adoption of SFAS 123(R) is not expected to have a material effect on BigsString's consolidated financial position or results of operations.

2. ACQUISITION

On July 16, 2004, BigString completed the acquisition of Email Emissary. BigString purchased 100% of Email Emissary's stock for 20,000,000 shares of BigString's common stock. BigString acquired Email Emissary to consolidate its marketing and development operations. The purchase price of $4,800,000 has been allocated to both tangible and intangible assets and liabilities based on estimated fair values. Approximately $4,803,000 of identifiable intangible assets (patent application and trademark) arose from this transaction; such intangible assets are being amortized on a straight-line basis over the estimated economic life of five years.

This acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of operations of Email Emissary is included in BigString's financial statements from July 16, 2004, the date of closing.

                      BIGSTRING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

The following unaudited pro forma summary results of operations assume that Email Emissary had been acquired as of January 1, 2004.

                               Year Ended December 31, 2004
               -------------------------------------------------------------
                                                                  Adjusted
                BigString     Email Emissary      Adjustment       Balance
                ---------     --------------      ----------       -------

Net sales      $     5,762    $          820      $        --    $     6,582
               ===========    ==============      ===========    ===========

Net loss       $  (729,536)   $       (7,384)(a)  $  (520,333)   $(1,257,253)
               ===========    ==============      ===========    ===========

(a) amortization from January 1, 2004 through July 16, 2004.

Proforma net loss per share                       $     (0.03)
                                                  ===========

Weighted average common shares outstanding         41,770,529
                                                  ===========

The information above is not necessarily indicative of the results of operations that would have incurred if the acquisition had been consummated as of January 1, 2004.

A condensed balance sheet of the major assets and liabilities of Email Emissary as of the date of the acquisition is as follows:

                     Cash                     $     2,790
                     Intangible assets          4,803,067
                     Accounts payable              (5,857)
                                              -----------

                     Net assets acquired      $ 4,800,000
                                              ===========

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                   December 31,
                                                 2005         2004
                                               -------      -------
            Computer equipment and
              internal software                $79,639      $16,106
            Furniture and fixtures               4,229        3,103
                                               -------      -------
                                                83,868       19,209
            Less accumulated depreciation        9,408        1,853
                                               -------      -------
                                               $74,460      $17,356
                                               =======      =======

Depreciation expense for the years ended December 31, 2005 and 2004, and for the period October 8, 2003 (Date of Formation) through December 31, 2005, was $7,555, $1,853 and $9,408, respectively.

                      BIGSTRING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

4. GOODWILL AND OTHER INTANGIBLES

Other intangibles consists of patent and trademark fees. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including an independent formal appraisal. Other intangibles are being amortized over five years. Amortization expense was $960,000, $440,000 and $1,400,000 for the years ended December 31, 2005 and 2004, and for the period October 8, 2003 (Date of Formation) through December 31, 2005, respectively.

Other intangible assets consist of the following:

                                                   December 31
                                               2005            2004
                                            ----------      ----------

         Patent application; Trademark      $4,803,067      $4,803,067
         Accumulated amortization            1,400,281         440,281
                                            ----------      ----------
                                            $3,402,786      $4,362,786
                                            ==========      ==========

Should the patent not be issued, BigString will write off the unamortized amount immediately.

Estimated amortization expense for intangible assets for the next four years are as follows:

                                                        Estimated
                  Years Ending                         Amortization
                  December 31,                            Expense
                  ------------                         -------------

                      2006                              $  961,000
                      2007                              $  961,000
                      2008                              $  961,000
                      2009                              $  521,000

5. INCOME TAXES

At December 31, 2005, BigString has a net operating loss carry-forward of approximately $2,220,000, which expire in various years through 2017. Deferred income taxes reflect the impact of net operating carry-forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from BigString's net operating loss carry-forwards, BigString has recorded a valuation allowance for the entire amount of the deferred tax asset.

6. COMMON STOCK

On July 18, 2005, BigString amended its Certificate of Incorporation to, among other things, (1) change its name from Recall Mail Corporation to BigString Corporation, and (2) increase the number of shares BigString is authorized to issue from 50,000,000 shares to 250,000,000 shares,

                      BIGSTRING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

consisting of 249,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. The board of directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preference and privileges of each series, any or all of which may be greater than the rights of BigString's common stock. Currently, there are no shares of preferred stock outstanding.

In October 2003, the month of BigString's formation, BigString issued 21,210,000 shares of its common stock, $0.0001 par value, to principals of BigString at no cost to the founding stockholders.

During 2003, BigString concluded a private placement of securities, pursuant to which it sold 40,000 shares of BigString's common stock at a per share purchase price of $0.25. BigString received $10,000 in gross proceeds as a result of this private placement.

During 2004, BigString concluded a private placement of securities, pursuant to which it sold 870,000 shares of BigString's common stock at a per share purchase price of $0.25. BigString received $217,500 in gross proceeds as a result of this private placement.

For the year ended December 31, 2005, BigString concluded several private placements pursuant to which it sold 922,000 shares of its common stock at a per share purchase price of $0.25 and 9,448,125 shares of its common stock at a per share purchase price of $0.16. As a result of these private placements, BigString received $1,742,200 in gross proceeds.

7. STOCK COMPENSATION

During 2004, BigString issued warrants as payment for advisory services. The warrants provide for the purchase of an aggregate of 60,000 shares of BigString's common stock at an exercise price of $.25. The warrants expire on January 1, 2007. Certain of these warrants were exercised in 2005, which resulted in 45,000 shares of common stock being issued to the holders thereof. As a result of these exercises, BigString received $11,250 in gross proceeds. In connection with the issuance of these warrants, BigString recorded an expense of $3,500 which is included in the statement of operations for the year ended December 31, 2004. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

On January 1, 2005, BigString granted warrants to two consultants, as payment for advisory services. Each warrant provides for the purchase of 50,000 shares of BigString's common stock at an exercise price of $.25 per share. Each of these warrants is due to expire on January 1, 2007. In connection with the issuance of these warrants, BigString recorded an expense of $7,400, which is included in BigString's statement of operations for the year ended December 31, 2005. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of

                      BIGSTRING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

0%; expected volatility of 47%; risk free rated return of 5%; and expected life of two years. The weighted average fair value of these warrants was $0.07 per share.

On September 23, 2005, BigString granted two warrants to a consultant, as payment for advisory services. One warrant provides for the purchase of 1,246,707 shares of common stock with a per share exercise price of $0.16, and the second warrant provides for the purchase of 1,196,838 shares of common stock with a per share exercise price of $0.20. Each of these warrants is due to expire on September 23, 2010. The warrants are fully vested and non-forfeitable. In connection with the grant of these warrants, BigString recorded an expense of $171,800, which is included in BigString's consolidated statement of operations for the year ended December 31, 2005. The fair value of each of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rated return of 5%; and expected life of two years. The weighted average fair value of these warrants was $0.07 per share.

Information regarding the warrants issued in 2005 and 2004 is as follows:

                                                  2005                              2004
                                     --------------------------------   -----------------------------
                                                          Weighted                      Weighted
                                                           Average                       Average
                                          Shares       Exercise Price      Shares     Exercise Price
                                     ---------------  ---------------   -----------  ----------------
Warrants outstanding
   beginning of year                         60,000         $0.25              --         $  --
Warrants granted                          2,543,545          0.18          60,000          0.25
Warrants exercised                          (45,000)         0.25              --            --
                                         ----------         -----         -------         -----
Warrants outstanding
   end of year                            2,558,545         $0.18          60,000         $0.25
                                         ==========         =====         =======         =====

Warrant price range
   at end of year                    $0.16 to $0.25                       $  0.25
Warrant price range
   for exercised warrants                     $0.25                       $    --
Weighted average fair
   value of options granted
   during the year                            $0.07                       $  0.07

The following table summarizes information about warrants outstanding at December 31, 2005:

                                                   Weighted Average
           Range of        Number Outstanding          Remaining        Weighted Average
       Exercise Prices    At December 31, 2005     Contractual Life      Exercise Price
      -----------------  ----------------------   ------------------   ------------------
            $0.25                 115,000               1 year                $0.25
        $0.16 to $0.20          2,443,554               4 years               $0.18
                                ---------
                                2,558,554
                                =========

                      BIGSTRING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

8. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which requires BigString to pay certain executory costs (such as insurance and maintenance). One leased facility is from a related party. BigString believes the terms of the lease are the same as to a third party.

Future minimum lease payments for operating leases are approximately as follows:

                        Years Ending
                        December 31
                        -----------
                            2006                   $ 41,950
                            2007                      9,000
                                                   --------
                                                   $ 50,950
                                                   ========

Rental expense was approximately $20,400, $16,471 and $38,851 for the years ended December 31, 2005 and 2004, and for the period October 8, 2003 (Date of Formation) through December 31, 2005, respectively.

Consulting agreement:

On September 23, 2005, BigString signed a one-year business consultant services agreement with a related party. Upon signing this agreement, the BigString paid a $25,000 non-refundable retainer fee to be applied toward monthly invoices until the $25,000 amount is fully used. BigString incurred consulting expenses totaling $4,947, which are included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2005. The remaining balance of $20,053 is included in prepaid expenses on BigString's December 31, 2005 balance sheet.

                                INDEX OF EXHIBITS

    Exhibit No.                        Description of Exhibit
    -----------                        ----------------------

       3.1.1 Certificate of Incorporation of BigString, placed into effect on October 8, 2003, incorporated by reference to
                     Exhibit 3.1.1 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       3.1.2 Certificate of Amendment to the Certificate of Incorporation of BigString, placed into effect on July 19, 2005, incorporated by reference to Exhibit 3.1.2 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       3.2 Amended and Restated By-laws of BigString, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       4.1 Specimen certificate representing BigString's common stock, par value $.0001 per share, incorporated by reference to
                     Exhibit 4.1 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.1 Registration Rights Agreement, dated August 10, 2005, between BigString and AJW New Millennium Offshore, Ltd., incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.2 Registration Rights Agreement, dated August 10, 2005, between BigString and AJW Partners, LLC, incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.3 Registration Rights Agreement, dated August 10, 2005, between BigString and AJW Qualified Partners, LLC, incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.4 Registration Rights Agreement, dated June 17, 2005, between BigString and David Matthew Arledge, incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.5 Registration Rights Agreement, dated June 17, 2005, between BigString and David A. Arledge, incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.6 Registration Rights Agreement, dated July 31, 2005, between BigString and Jeffrey M. Barber and Jo Ann Barber, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.7 Registration Rights Agreement, dated June 17, 2005, between BigString and Nicholas Codispoti, incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.8 Registration Rights Agreement, dated June 17, 2005, between BigString and Nicholas Codispoti, IRA Account, incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.9 Registration Rights Agreement, dated June 17, 2005, between BigString and Nicholas Codispoti, President, Codispoti Foundation, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.10 Registration Rights Agreement, dated June 17, 2005, between BigString and Jon M. Conahan, incorporated by reference to
                     Exhibit 10.10 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.11 Registration Rights Agreement, dated July 31, 2005, between BigString and Michael Dewhurst, incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.12 Registration Rights Agreement, dated June 17, 2005, between BigString and Theodore Fadool, Jr., incorporated by reference to Exhibit 10.12 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005

       10.13 Registration Rights Agreement, dated June 17, 2005, between BigString and Charles S. Guerrieri, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.14 Registration Rights Agreement, dated August 9, 2005, between BigString and James R. Kauffman and Barbara Kauffman, incorporated by reference to Exhibit 10.14 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.15 Registration Rights Agreement, dated July 31, 2005, between BigString and Joel Marcus, incorporated by reference to
                     Exhibit 10.15 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.16 Registration Rights Agreement, dated August 10, 2005, between BigString and New Millennium Capital Partners II, LLC, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.17 Registration Rights Agreement, dated July 31, 2005, between BigString and Richard and Georgia Petrone, incorporated by reference to Exhibit 10.17 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.18 Registration Rights Agreement, dated July 31, 2005, between BigString and David and Kim Prado, incorporated by reference to Exhibit 10.18 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.19 Registration Rights Agreement, dated August 4, 2005, between BigString and Marc Sandusky, incorporated by reference to Exhibit 10.19 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.20 Registration Rights Agreement, dated August 6, 2005, between BigString and Shefts Family LP, incorporated by reference to Exhibit 10.20 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.21 Registration Rights Agreement, dated June 17, 2005, between BigString and Thomas Shields, incorporated by reference to
                     Exhibit 10.21 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.23 Indenture of Lease between BigString, as Tenant, and INTERNETworks, as Landlord, dated June 15, 2005, for the premises located at 113 W. Dawes, Suite 111, Bixby, Oklahoma 74008, incorporated by reference to Exhibit 10.23 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

       10.24 Agreement, dated December 1, 2005, by and among BigString and the following selling stockholders: AJW New Millennium Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC, David M. Adredge, David A. Arledge, Susan Baran, Jeffrey M. Barber and JoAnn Barber, Nicholas Codispoti, Nicholas Codispoti, IRA, Codispoti Foundation, Jon M. Conahan, Dean G. Corsones, Michael Dewhurst, Marc Dutton, Theodore Fadool, Jr., Howard Greene, Harvey M. Goldfarb, Charles S. Guerrieri, Brenda L. Herd and Glenn A. Herd, Herd Family Partnership, Ronald C. Herd and Michele Herd, Steven Hoffman, James R. Kaufman and Barbara Kaufman, Jeffrey Kay and Lisa Kay, Gerald Kotkin, Paul A. Levis PSP, Joel Marcus, Barbara A. Musco and Barrie E. Bazar, Craig Myman, New Millennium Capital Partners II, LLC, Alfred Pantaleone, Sara R. Pasquarello, Richard P. Petrone and George Petrone, David Prado and Kim Prado, Lee Rosenberg, Todd M. Ross, Marc Sandusky, Adam Schaffer, H. Joseph Sgroi, Shefts Family LP, Thomas Shields, Mark Yuko, Bradley Zelenitz and Shefts Associates, Inc.

       10.25 Stock Purchase Agreement, dated July 16, 2004, between BigString and Darin M. Myman, incorporated by reference to
                     Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on October 21, 2005.

       10.26 Stock Purchase Agreement, dated July 16, 2004, between BigString and David L. Daniels, incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on October 21, 2005.

       10.27 Stock Purchase Agreement, dated July 16, 2004, between BigString and Deborah K. Daniels, incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on October 21, 2005.

       10.28 Stock Purchase Agreement, dated July 16, 2004, between BigString and Charles A. Handshy, Jr., incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on October 21, 2005.

       10.29 Stock Purchase Agreement, dated July 16, 2004, between BigString and June E. Handshy, incorporated by reference to
                     Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on October 21, 2005.

       10.30         Business  Consultant  Services  Agreement  by  and  between
                     BigString and Shefts Association, Inc., incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on October 21, 2005.

       10.31 Lease between BigString, as Tenant, and Walter Zimmerer & Son, as Landlord, dated November 1, 2005, for the premises located at 3 Harding Road, Suite F, Red Bank, New Jersey 07701, incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on December 8, 2005.

       14.1          Code of Ethics of BigString.

       21.1          Subsidiaries of BigString.

       23.1 Consent of Wiener, Goodman and Company, P.C., independent registered public accountants, as to the report relating to the consolidated financial statements of BigString.

       24.1 Powers of Attorney of officers and directors of BigString (included in the signature page to this report).

       31.1          Section 302 Certification of Chief Executive Officer.

       31.2          Section 302 Certification of Chief Financial Officer.

       32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

       32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.