Form 10QSB
period 2006-03-31
BigString CORP
filed 2006-05-15
CIK 1335282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        ------------    -------------

                        Commission file number 000-51661

                              BIGSTRING CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      20-0297832
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               3 Harding Road, Suite F, Red Bank, New Jersey 07701
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 741-2840
                                 --------------
                (Issuer's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of May 12, 2006, there were 54,020,125 shares of the Issuer's Common Stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         Certain information included in this Quarterly Report on Form 10-QSB and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which BigString operates, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in BigString's filings with the SEC from time to time, including our registration statement on Form SB-2 (Registration No. 333-127923), filed with the SEC on August 29, 2005, and the subsequent amendments thereto.

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


                                    BIGSTRING CORPORATION

                                    INDEX TO FORM 10-QSB
                                    --------------------


PART I.     FINANCIAL INFORMATION
-------     ---------------------
                                                                                       PAGE
                                                                                       ----
Item 1.     Financial Statements

            Consolidated Balance Sheets as of  March 31, 2006 (unaudited)
            and December 31, 2005 ........................................................1

            Consolidated  Statements  of  Operations  (unaudited)  for the three months ended March 31, 2006 and 2005
            and the period October 8, 2003 (Date of Formation) through March 31, 2006 ....2

            Consolidated  Statements of Stockholders'  Equity  (unaudited)
            for the three months ended March 31, 2006 and 2005
            and the period October 8, 2003 (Date of Formation) through March 31, 2006  ...3

            Consolidated Statements of Cash Flows (unaudited)
            for the  three months ended March 31, 2006 and 2005
            and the period October 8, 2003 (Date of Formation) through March 31, 2006.....4

            Notes to Unaudited Consolidated Financial Statements..........................5

Item 2.     Management's Discussion and Analysis
            or Plan of Operation.........................................................14

Item 3.     Controls and Procedures......................................................19


PART II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings............................................................20

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds..................20

Item 3.     Defaults Upon Senior Securities..............................................20

Item 4.     Submission of Matters to a Vote of Security Holders..........................20

Item 5.     Other Information............................................................20

Item 6.     Exhibits.....................................................................20

Signatures  .............................................................................21

Index of Exhibits.......................................................................E-1



                             BIGSTRING CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                                 (A DEVELOPMENT STAGE COMPANY)

                                                           March 31, 2006    December 31, 2005
                                                           ---------------   -----------------
                                                             (Unaudited)
                                     ASSETS

Current assets:
      Cash and cash equivalents                              $   480,402        $   820,857
      Prepaid expenses                                            24,253             24,770
                                                             -----------        -----------

         Total current assets                                    504,655            845,627

Property & equipment - net                                        91,350             74,460

Intangible assets - net                                        3,162,786          3,402,786

Other assets                                                       6,459              6,579
                                                             -----------        -----------

           TOTAL ASSETS                                      $ 3,765,250        $ 4,329,452
                                                             ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                       $    61,633        $    70,418
      Accrued expenses                                            53,780             55,259
      Unearned revenue                                             5,113              5,064
                                                             -----------        -----------

         Total current liabilities                               120,526            130,741
                                                             -----------        -----------

Stockholders' equity:
      Preferred stock, $.0001 par value - authorized
        1,000,000 shares; none outstanding                            --                 --
      Common stock, $.0001 par value - authorized
        249,000,000 shares; outstanding 52,770,125 shares          5,277              5,277
      Additional paid in capital                               7,055,124          7,055,124
      Deficit accumulated during the development stage        (3,415,677)        (2,861,690)
                                                             -----------        -----------

         Total stockholders' equity                            3,644,724          4,198,711
                                                             -----------        -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 3,765,250        $ 4,329,452
                                                             ===========        ===========



                        See notes to consolidated financial statements.


                                BIGSTRING CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (A DEVELOPMENT STAGE COMPANY)
                                            (Unaudited)


                                                                                      Period
                                                                                  October 8, 2003
                                             Three Months        Three Months   (Date of Formation)
                                                 Ended              Ended             Through
                                            March 31, 2006     March 31, 2005     March 31, 2006
                                            ---------------    ---------------    ---------------

Net sales                                   $         3,172    $         1,546    $        15,681

Costs and expenses:
    Selling, general and
      administrative expenses                       321,647             88,015          1,812,129
    Amortization of intangibles                     240,000            240,000          1,640,281
                                            ---------------    ---------------    ---------------
                                                    561,647            328,015          3,452,410
                                            ---------------    ---------------    ---------------

Loss from operations                               (558,475)          (326,469)        (3,436,729)

Interest income                                       4,488                 --             21,052
                                            ---------------    ---------------    ---------------

Net loss                                    $      (553,987)   $      (326,469)   $    (3,415,677)
                                            ===============    ===============    ===============

Loss per common share - basic and diluted   $         (0.01)   $         (0.01)
                                            ===============    ===============

Weighted average common shares
    outstanding - basic and diluted              52,770,125         42,305,000
                                            ===============    ===============


                          See notes to consolidated financial statements.


                                              BIGSTRING CORPORATION AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                          (Unaudited)
                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                     Additional                       During
                                                             Common Stock             Paid-In       Subscription    Development
                                          Total      No. of Shares      Amount        Capital        Receivable        Stage)
                                      ------------   -------------   ------------   ------------    ------------   ------------
-------------------------------------------------------------------------------------------------------------------------------
Balance, October 8, 2003              $                              $              $               $              $
-------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
  (at $.001 per share)                                  21,210,000          2,121         (2,121)             --
Contribution of capital                     45,000                                        45,000              --
Sale of common stock
  (at $.25 per share)                           --          40,000              4          9,996         (10,000)
Net loss                                   (29,567)                                                                     (29,567)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                  15,433      21,250,000          2,125         52,875         (10,000)       (29,567)
-------------------------------------------------------------------------------------------------------------------------------
Sale of common stock
  (at $.25 per share)                      227,500         870,000             87        217,413          10,000
Issuance of common stock
   for services ($.21 per share)            39,251         185,000             19         39,232
Issuance of common
   stock in acquisition
   (at $.24 per share)                   4,800,000      20,000,000          2,000      4,798,000
Issuance of warrants for
   services valued at $.07
   per share                                 3,500                                         3,500
Net loss                                  (729,536)                                                                    (729,536)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004               4,356,148      42,305,000          4,231      5,111,020              --       (759,103)
-------------------------------------------------------------------------------------------------------------------------------
Sale of common stock
   (at $.25 per share)                     230,500         922,000             92        230,408              --
Exercise of warrants
   (at $.25 per share)                      11,250          45,000              4         11,246
Issuance of common stock
   for services ($.25 per share)            12,500          50,000              5         12,495
Sale of common stock
   (at $.16 per share)                    1,511,700       9,448,125            945      1,510,755
Issuance of warrants for services
valued at $.07 per share                   179,200                                       179,200
Net loss                                (2,102,587)             --             --             --              --     (2,102,587)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005               4,198,711      52,770,125          5,277      7,055,124              --     (2,861,690)
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                  (553,987)             --             --             --              --       (553,987)
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2006 (Unaudited)   $  3,644,724      52,770,125   $      5,277   $  7,055,124    $         --   $ (3,415,677)
===============================================================================================================================

                                        See notes to consolidated financial statements.


                                  BIGSTRING CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (A DEVELOPMENT STAGE COMPANY)
                                              (Unaudited)


                                                                                         Period
                                                                                     October 8, 2003
                                                  Three Months       Three Months  (Date of Formation)
                                                     Ended              Ended            Through
                                                 March 31, 2006    March 31, 2005    March 31, 2006
                                                 --------------    --------------    --------------
Cash flows from operating activities:
      Net loss                                   $     (553,987)   $     (326,469)   $   (3,415,677)
Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                     244,757           240,967         1,654,445
      Stock issued for services                              --                --            51,751
      Warrants issued                                        --             7,400           182,700
      Changes in operating assets
         and liabilities - net of acquisition:
           Increase in prepaid expenses                     623                --           (24,147)
           Increase in accrued expenses                 (10,264)            5,965           115,587
           Increase in other assets                          --                --            (6,579)
           Increase in unearned revenue                      49                --             1,873
                                                 --------------    --------------    --------------
      Net cash used in operating activities            (318,822)          (72,137)       (1,440,047)
                                                 --------------    --------------    --------------

Cash flows from investment activities:
      Purchase of property, plant and
         equipment                                      (21,633)             (877)         (105,501)
                                                 --------------    --------------    --------------

Cash flows from financing activities:
      Proceeds from issuance of common
         stock                                               --           150,450         2,025,950
                                                 --------------    --------------    --------------

Net increase (decrease) in cash                        (340,455)           77,436           480,402

Cash - beginning of period                              820,857            13,808                --
                                                 --------------    --------------    --------------

Cash - end of period                             $      480,402    $       91,244    $      480,402
                                                 ==============    ==============    ==============

Supplementary information:
      Details of acquisition
           Fair value of assets acquired                                             $        2,790
           Fair value of liabilities assumed                                                 (5,857)
           Intangibles                                                                    4,803,067
                                                                                     --------------
           Common stock issued to effect
              acquisition                                                            $    4,800,000
                                                                                     ==============

Financing information:
      Common stock issued for services           $           --    $           --    $       51,751
                                                 ==============    ==============    ==============
      Common stock warrants issued for
         services                                $           --    $        7,400    $      182,700
                                                 ==============    ==============    ==============

                            See notes to consolidated financial statements.

                              BIGSTRING CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2006, and the consolidated statements of operations and cash flows for the periods presented herein have been prepared by BigString Corporation ("BigString") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

ORGANIZATION
------------

BigString was incorporated in the State of Delaware on October 8, 2003 under the name "Recall Mail Corporation." The company's name was formally changed to "BigString Corporation" in July 2005. BigString was formed to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user. Email Emissary, Inc. ("Email Emissary") was later acquired by BigString in July 2004 and is currently a subsidiary of BigString. In March 2004, the BigString email service was introduced to the market.

BigString is considered a development stage enterprise as defined in Financial Accounting Standards Board Statement No. 7, Accounting and Reporting for Development Stage Companies. BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

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

CASH EQUIVALENTS
----------------

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At March 31, 2006 and December 31, 2005, cash equivalents approximated $474,000 and $814,000, respectively.

CONCENTRATION OF CREDIT RISK
----------------------------

Financial instruments which potentially subject BigString to concentrations of credit risk consist principally of temporary cash investments. BigString places its temporary cash investments with quality financial institutions.

s
REVENUE RECOGNITION
-------------------

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

Consistent with the provisions of EITF Issue No. 99-19, Reporting Revenue Gross As A Principal Versus Net As An Agent, BigString recognizes revenue as a principal from advertising and marketing affiliations. BigString shares any revenue generated from advertising and marketing affiliations with the "active users" of its email services, as defined. Fifty percent of the revenue generated from advertising and marketing affiliations will be distributed to the "active users" in amounts that will be determined by BigString and based on the registered subscriber's status and up to twenty percent of such revenue will be distributed as referral fees to those users who participated in the referral source of the advertising revenue. Accordingly, corresponding distributions to "active users" and referral fees are recorded as a reduction of gross revenue.

DEPRECIATION
------------

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily using the straight-line method over their estimated useful lives of these assets.

STOCK BASED COMPENSATION
------------------------

BigString issues shares of common stock to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued. For the period October 8, 2003 (Date of Formation) through March 31, 2006, BigString recorded compensation expense of $51,751 in connection with the issuance of these shares.

BigString also issues stock purchase warrants to non-employees as stock-based compensation. The fair value of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2005, BigString issued 105,715 stock purchase warrants and recorded compensation expense of $7,400. For the period October 8, 2003 (Date of Formation) through March 31, 2006, BigString recorded compensation expense of $182,700 in connection with the issuance of stock purchase warrants. No stock purchase warrants were issued during the three months ended March 31, 2006.

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

RESEARCH AND DEVELOPMENT
------------------------

Research and development costs are expensed as incurred, and are included in selling, general and administrative expenses. All research and development is performed internally for the benefit of BigString. BigString does not perform such activities for others. BigString had software licensing costs of $30 and site development costs of $-0- for the three months ended March 31, 2006, as compared to software licensing costs of $50 and site development costs of $12,000 for the three months ended March 31, 2005.

These costs have been incurred in conjunction with the development of the e-mail products which BigString now offers. For the period October 8, 2003 (Date of Formation) through March 31, 2006, BigString had total research and development costs of $120,686.

EVALUATION OF LONG-LIVED ASSETS
-------------------------------

BigString reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

EARNINGS (LOSS) PER COMMON SHARE
--------------------------------

Basic (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the specified period. Diluted
(loss) per common share is computed by dividing net (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period. All potentially dilutive securities, which include outstanding warrants, have been excluded from the computation, as their effect is antidilutive.

BUSINESS COMBINATIONS
---------------------

Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired is recorded at their fair value at the date of acquisition.

INTANGIBLES
-----------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets.
Goodwill and intangible assets that have indefinite useful lives are not amortized but rather they are tested at least annually for impairment unless certain impairment indicators are identified.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

For  financial  instruments,   including  cash,  accounts  payable  and  accrued
expenses, it was assumed that the carry amount approximated fair value because of the short maturities of such instruments.

NEW FINANCIAL ACCOUNTING STANDARDS
----------------------------------

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction - a replacement of APB Opinion No. 20 and FASB statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005. The adoption of SFAS 154 did not have a material effect on BigString's consolidated financial position or results of operations.

In December 2004, the FASB staff issued FASB Staff Position FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, to provide guidance on the application of FASB Statement No. 109 to the provision within the American Jobs Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. FAS 109-1 states that the deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. FAS 109-1 was effective upon issuance. The adoption of FAS 109-1 had no effect on the provision for income taxes during the three months ended March 31, 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on BigString's consolidated financial position or results of operations.

In December 2004, FASB issued SFAS No. 123(R), Share-Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to BigString as of the beginning of BigString's 2006 fiscal year. The adoption of SFAS 123(R) has not had a material effect on BigString's consolidated results of operations.

2.       ACQUISITION

On July 16, 2004, BigString completed the acquisition of Email Emissary. BigString purchased 100% of Email Emissary's stock for 20,000,000 shares of BigString's common stock. BigString acquired Email Emissary to consolidate its marketing and development operations. The purchase price of $4,800,000 has been allocated to both tangible and intangible assets and liabilities based on estimated fair values. Approximately $4,803,000 of identifiable intangible assets (patent application and trademark) arose from this transaction. Such intangible assets are being amortized on a straight-line basis over the estimated economic life of five years.

This acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Email Emissary is included in BigString's financial statements from July 16, 2004, the date of closing.

The following unaudited pro forma summary results of operations assume that Email Emissary had been acquired as of January 1, 2004.

                                       Year Ended December 31, 2004
                ----------------------------------------------------------------------------
                                                                                  Adjusted
                  BigString          Email Emissary         Adjustment            Balance
                  ---------          --------------         ----------            -------
Net sales       $       5,762        $         820        $          --        $       6,582
                =============        =============        =============        =============

Net loss        $    (729,536)       $      (7,384)(a)    $    (520,333)       $  (1,257,253)
                =============        =============        =============        =============


(a) amortization from January 1, 2004 through July 16, 2004.

Pro forma net loss per share                              $       (0.03)
                                                          =============

Weighted average common shares outstanding                   41,770,529
                                                          =============


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
                                             ===========


3.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                          March 31, 2006  December 31, 2005
                                          --------------  -----------------
          Computer equipment and
            internal software              $     94,818     $     79,639
          Furniture and fixtures                 10,697            4,229
                                           ------------     ------------
                                                105,515           83,868
          Less accumulated depreciation          14,165            9,408
                                           ------------     ------------
                                           $     91,350     $     74,460
                                           ============     ============

Depreciation expense for the three months ended March 31, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through March 31, 2006, was $4,758, $967 and $14,166, respectively.

4.       GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of patent and trademark fees. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations including an independent formal appraisal. Other intangibles are being amortized over 5 years. Amortization expense was $240,000, $240,000 and $1,640,281 for the three months ended March 31, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through March 31, 2006, respectively.

Other intangible assets consist of the following:

                                       March 31, 2006   December 31, 2005
                                       --------------   -----------------

       Patent application; Trademark     $4,803,067        $4,803,067
       Accumulated amortization           1,640,281         1,400,281
                                         ----------        ----------
                                         $3,162,786        $3,402,786
                                         ==========        ==========

Should the patent not be issued, BigString will write-off the unamortized amount immediately.

Estimated amortization expense for intangible assets for the next four years are as follows:

                                                    Estimated
                    Years Ending                  Amortization
                    December 31,                    Expense
                    ------------                  ------------

                        2006                      $   721,000
                        2007                      $   961,000
                        2008                      $   961,000
                        2009                      $   520,000

5.       INCOME TAXES

At March 31, 2006, BigString has a net operating loss carry-forward of approximately $2,770,000, which expires in various years through 2017. Deferred income taxes reflect the impact of net operating carry-forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from BigString's net operating loss carry-forward, BigString has recorded a valuation allowance for the entire amount of the deferred tax asset.

6.       COMMON STOCK

On July 18, 2005, BigString amended its Certificate of Incorporation to, among other things, (i) change its name from Recall Mail Corporation to BigString Corporation, and (ii) increase the number of shares BigString is authorized to issue from 50,000,000 shares to 250,000,000 shares, consisting of 249,000,000 shares of common stock, par value $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share. The board of directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preference and privileges of each series, any or all of which may be greater than the rights of BigString's common stock. Currently, there are no shares of preferred stock outstanding.

In October 2003, the month of BigString's formation, BigString issued 21,210,000 shares of its common stock to principals of BigString at no cost to the founding stockholders.

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

7.       STOCK COMPENSATION

During 2004, BigString issued warrants as payment for advisory services. The warrants provide for the purchase of 60,000 shares of BigString's common stock at an exercise price of $.25. The warrants expire on January 1, 2007. Certain of these warrants were exercised in 2005, which resulted in 45,000 shares of common stock being issued to the holders thereof. As a result of these exercises, BigString received $11,250 in gross proceeds. In connection with the issuance of these warrants, BigString recorded an expense of $3,500 which is included in the statement of operations for the year ended December 31, 2004. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

On January 1, 2005, BigString granted warrants to two consultants, as payment for advisory services. Each warrant provides for the purchase of 50,000 shares of BigString's common stock at an exercise price of $.25 per share. Each of these warrants is due to expire on January 1, 2007. In connection with the issuance of these warrants, BigString recorded an expense of $7,400 which is included in BigString's statement of operations for the year ended December 31, 2005. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rated return of 5%; and expected life of two years. The weighted average fair value of these warrants was $0.07 per share.

On September 23, 2005, BigString granted warrants to a consultant, as payment for advisory services. One warrant is to purchase 1,246,707 shares of common stock with a per share exercise price of $0.16, and the second warrant is to purchase 1,196,838 shares of common stock with a per share exercise price of $0.20. Each of these warrants is due to expire on September 23, 2010 and the grant is non-forfeitable. In connection with the issuance of these warrants, BigString recorded an expense of $171,800 which is included in BigString's statement of operations for the year ended December 31, 2005. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rated return of 5%; and expected life of two years. The weighted average fair value of these warrants was $0.07 per share.

Information regarding the warrants outstanding during the three months ended March 31, 2006 is as follows:

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                   ---------     --------------

     Warrants outstanding at January 1, 2006       2,558,545         $ 0.18
     Warrants granted                                     --             --
     Warrants exercised                                   --             --
                                                   ---------         ------
     Warrants outstanding at March 31, 2006        2,558,545         $ 0.18
                                                   =========         ======

The following table summarizes information about warrants outstanding at March 31, 2006:

                                        Weighted Average
    Range of      Number Outstanding        Remaining       Weighted Average
Exercise Prices    At March 31, 2006     Contractual Life    Exercise Price
---------------    -----------------     ----------------    ---------------
     $0.25               115,000            1 year              $ 0.25
 $0.16 to $0.20        2,443,554            4 years             $ 0.18
                       ---------
                       2,558,554
                       =========

8.       COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which require BigString to pay certain executory costs (such as insurance and maintenance). One leased facility is from a related party. BigString believes the terms of the lease are the same as to a third party.

Future minimum lease payments for operating leases are approximately as follows:

                       Years Ending
                       December 31
                       -----------
                           2006                 $   32,000
                           2007                      9,000
                                                ----------
                                                $   41,000
                                                ==========

Rental expense was approximately $9,950, $4,271 and $48,801 for the three months ended March 31, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through March 31, 2006, respectively.

Consulting Agreement:

On September 23, 2005, BigString signed a one-year business consultant services agreement with a related party. Upon signing this agreement, BigString paid a $25,000 non-refundable retainer fee to be applied toward monthly invoices until the $25,000 amount is fully used. BigString incurred consulting expenses totaling $4,947 which are included in selling, general and administrative expenses in the consolidated statements of operations for the period October 8, 2003 (Date of Formation) through March 31, 2006. The remaining balance of $20,053 is included in prepaid expenses on BigString's March 31, 2006 balance sheet.

9.       SUBSEQUENT EVENTS

In May 2006, BigString entered into a three year business consultant services agreement with an unrelated third party. Upon execution of this agreement, BigString issued 1,250,000 shares of BigString's common stock; a five year warrant to purchase 225,000 shares of common stock at an exercise price of $0.48 per share; and a five year warrant to purchase 225,000 shares of common stock at an exercise price of $1.00 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         The following plan of operation is intended to describe BigString's anticipated plan of operation for the year ended December 31, 2006. In addition to our plan of operation, we have provided below information about BigString's financial condition and results of operations for the three months ended March 31, 2006 and 2005. This information should be read in conjunction with BigString's consolidated financial statements for the three months ended March 31, 2006 and 2005, and the period October 8, 2003 (Date of Formation) through March 31, 2006, including the related notes thereto, which are included on pages 1 through 13 of this report.

Background

         BigString was incorporated in the State of Delaware on October 8, 2003 under the name "Recall Mail Corporation." The company's name was formally changed to "BigString Corporation" in July 2005. BigString was formed, together with Email Emissary, incorporated in the State of Oklahoma on August 7, 2003, to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user. Email Emissary was later acquired by BigString in July 2004 and is currently a subsidiary of BigString.

Development Stage Company

         BigString is considered a development stage enterprise as defined in the Financial Accounting Standards Board Statement No. 7, Accounting and Reporting for Development Stage Companies. BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

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

         Consistent with the provisions of EITF Issue No. 99-19, Reporting Revenue Gross As A Principal Versus Net As An Agent, BigString recognizes revenue as a principal from advertising and marketing affiliations. BigString shares any revenue generated from advertising and marketing affiliations with the "active users" of its email services, as defined. Fifty percent of the revenue generated from advertising and marketing affiliations will be distributed to the "active users" in amounts that will be determined by BigString and based on the registered subscriber's status and up to twenty percent of such revenue will be distributed as referral fees to those users who participated in the referral source of the advertising revenue. Accordingly, corresponding distributions to "active users" and referral fees are recorded as a component of cost of revenue.

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

Plan of Operation

         For the three months ended March 31, 2006, we had $3,172 in revenue and $561,647 in expenses, including amortization expense of $240,000 relating to the amortization of the intangible assets (patent application and trademark) acquired by BigString through its acquisition of Email Emissary on July 16, 2004. Our net loss for the three months ended March 31, 2006 was $553,987.

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

         As we grow, our operating expenses will increase in connection with sales and marketing, technology licensing and development and general and administrative needs to support our growth. Therefore, our plan of operation for the year ending December 31, 2006 includes:

         o Increased sales and marketing expenses. Sales and marketing expenses consist primarily of compensation for sales and marketing persons and costs associated with travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. During the year ending December 31, 2006, we expect to expend approximately $250,000 on our sales and marketing promotions, including a comprehensive advertising campaign to promote our BigString email service and products. We have entered into an agreement with Chesapeake Media for the placement of radio and television commercials about us. Chesapeake Media will be paid a fixed fee for each customer of BigString who purchases a premium package through a promotion broadcasted by Chesapeake Media and will receive a percentage of the business accounts revenue generated from such broadcasts for a period of one year. We also anticipate hiring six commission based sales persons in 2006. In addition, we have recently hired two programmers/developers and anticipate hiring at least one more programmer/developer in the next several months. Further, we will hire additional employees on an as-needed basis. For the three months ended March 31, 2006, we expended approximately $6,481 on our sales and marketing promotions.

         o  Increased   general  and   administrative   expenses.   General  and
administrative expenses consist primarily of rent, utilities, supplies and compensation for personnel and fees for outside professional advisors. During the year ending December 31, 2006, we expect to expend approximately $600,000 on general and administrative expenses as we add staff and infrastructure to support our expected business growth. We also expect to expend approximately $250,000 on legal and accounting costs during 2006, as a result of BigString's compliance with applicable federal and state securities laws and the general growth of our business. For the three months ended March 31, 2006, we expended approximately $321,647 on general and administrative expenses, including approximately $89,097 on legal and accounting costs.

         o Increased research and development expenses. Research and development expenses consist primarily of compensation for our technology staff, costs associated with the application for our patent and other intellectual property related expenses. We expect to expend $100,000 on research and development expenses during the year ending December 31, 2006 as we continue to enhance and modify our software technology and products. For the three months ended March 31, 2006, we did not expend any monies on research and development expenses.

         Except for upgrades and enhancements to our existing computer equipment and software, we do not plan to make any significant additions to our property or equipment in 2006. We currently anticipate expending approximately $75,000 for computer equipment and software upgrades and enhancements during the year ending December 31, 2006. For the three months ended March 31, 2006, we expended approximately $12,807 for computer equipment and software upgrades and enhancements.

         We anticipate that we will incur net losses for the year ending December 31, 2006. The extent of these losses will be contingent, in part, on the amount of net revenue generated from customers. It is possible that our operating losses will increase in the future and that we will never achieve or sustain profitability. For the three months ended March 31, 2006, our net loss was $553,987.

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

Results of Operations
For the Three Months Ended March 31, 2006 and 2005

         Net Loss. For the three months ended March 31, 2006, our net loss was $553,987, as compared to a $326,469 net loss for the same period in 2005, primarily due to a $233,632 increase in selling, general and administrative expenses as we increased staff, continued to introduce our BigString email service and products to the market through general advertising and other promotional medium, and complied with the reporting requirements under federal and state securities laws.

         Revenues. For the three months ended March 31, 2006, our total revenues were $3,172, as compared to $1,546 in revenues for the same period in 2005. Of the revenues generated for the three months ended March 31, 2006, $2,634 was generated from the purchase of our products and $537 was generated from advertisers, whereas for the three months ended March 31, 2005, all $1,546 was generated from the purchase of our products.

         Expenses. Total expenses for the three months ended March 31, 2006 were $321,647, a $233,632 increase over total expenses of $88,015 incurred in the same period in 2005, primarily due to an increase in selling, general and administrative expenses. This significant increase in expenses over the same prior year period was primarily attributable to an increase in payroll for such period by approximately $125,152, relating to the staffing of eight full-time employees and three part-time employees, an increase in legal expenses for such period by approximately $66,614, relating to our compliance with federal and state securities laws and the registration of shares of our common stock for certain of our stockholders, and the payment of approximately $7,770 in consulting fees relating to the operation of our business.

         Interest Income. Interest income was $4,488 for the three months ended March 31, 2006, as compared to no interest income for the same prior year period. This increase in interest income was due to larger cash balances maintained by BigString as a result of private placements of its common stock in 2005.

         Income Taxes. No tax provision has been recorded for the three months ended March 31, 2006 as a result of our accumulated operating losses.

Liquidity and Capital Resources

         Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we have expended approximately $1,545,548 for operating and investing activities, which has been primarily funded by investments of approximately $2,000,000 from our stockholders. For the three months ended March 31, 2006, we expended $340,455 for operating and investing activities.

         Our cash balance as of March 31, 2006 was $480,402, which was an increase of $389,158 over our cash balance of $91,244 as of March 31, 2005. This significant increase to our cash balance was attributable to the approximately $1,750,000 raised by BigString through private placements of its common stock in 2005.

         Management believes the current cash balance is sufficient to fund the current level of operations for the next six months. We do not anticipate that our near-term revenue will be sufficient to fund the growth of our business and, therefore, we are currently seeking additional funds. There can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

         Our officers and directors have not, as of the date of this filing, loaned any funds to BigString. There are no formal commitments or arrangements to advance or loan funds to BigString or repay any such advances or loans.

Item 3.  Controls and Procedures

         As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-QSB, BigString carried out an evaluation of the effectiveness of the design and operation of BigString's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of BigString's management, including BigString's President and Chief Executive Officer and BigString's Chief Financial Officer, who concluded that BigString's disclosure controls and procedures are effective. There has been no significant change in BigString's internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BigString's internal control over financial reporting.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         Not Applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not Applicable.

Item 5.  Other Information
         -----------------

         Not Applicable.

Item 6.  Exhibits
         --------

         See Index of Exhibits commencing on page E-1.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               BigString Corporation
                               -----------------------------------------------
                               Registrant


Dated:   May 12, 2006            /s/ Darin M. Myman
                               -----------------------------------------------
                               Darin M. Myman
                               President and Chief Executive Officer
                               (Principal Executive Officer)


Dated:   May 12, 2006            /s/ Todd M. Ross
                               -----------------------------------------------
                               Todd M. Ross
                               Chief Financial Officer (Principal
                               Financial and Accounting Officer)

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

        Exhibit No.                      Description of Exhibit
        -----------                      ----------------------

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

        Exhibit No.                      Description of Exhibit
        -----------                      ----------------------

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

          10.24 Agreement, dated December 1, 2005, by and among BigString and the following selling stockholders: AJW New Millennium Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC, David M. Adredge, David A. Arledge, Susan Baran, Jeffrey M. Barber and JoAnn Barber, Nicholas Codispoti, Nicholas Codispoti, IRA, Codispoti Foundation, Jon M. Conahan, Dean G. Corsones, Michael Dewhurst, Marc Dutton, Theodore Fadool, Jr., Howard Greene, Harvey M. Goldfarb, Charles S. Guerrieri, Brenda L. Herd and Glenn A. Herd, Herd Family Partnership, Ronald C. Herd and Michele Herd, Steven Hoffman, James R. Kaufman and Barbara Kaufman, Jeffrey Kay and Lisa Kay, Gerald Kotkin, Paul A. Levis PSP, Joel Marcus, Barbara A. Musco and Barrie E. Bazar, Craig Myman, New Millennium Capital Partners II, LLC, Alfred Pantaleone, Sara
                    R. Pasquarello, Richard P. Petrone and George Petrone, David Prado and Kim Prado, Lee Rosenberg, Todd M. Ross, Marc Sandusky, Adam Schaffer, H. Joseph Sgroi, Shefts Family LP, Thomas Shields, Mark Yuko, Bradley Zelenitz and Shefts Associates, Inc., incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

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

        Exhibit No.                      Description of Exhibit
        -----------                      ----------------------

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

          10.32 Business Consultant Services Agreement, dated May 2, 2006, by and between BigString and Lifeline Industries, Inc., incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K filed with the SEC on May 4, 2006.

          31.1      Section 302 Certification of Chief Executive Officer.

          31.2      Section 302 Certification of Chief Financial Officer.

          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.