Form 10QSB
period 2006-06-30
BigString CORP
filed 2006-08-14
CIK 1335282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                        Commission file number 000-51661


                              BIGSTRING CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                     20-0297832
---------------------------------          -------------------------------------
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

As of August 11, 2006, there were 46,770,125 shares of the Issuer's Common Stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain information included in this Quarterly Report on Form 10-QSB and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which BigString operates, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the hiring and retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in BigString's filings with the Securities and Exchange Commission (the "SEC") from time to time, including our registration statement on Form SB-2 (Registration No. 333-135837), filed with the SEC on July 18, 2006, and any subsequent amendments thereto.

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

                                 BIGSTRING CORPORATION

                                 INDEX TO FORM 10-QSB
                                 --------------------


PART I.    FINANCIAL INFORMATION
-------    ---------------------
                                                                                     PAGE
                                                                                     ----
Item 1.    Financial Statements

           Consolidated Balance Sheets as of  June 30, 2006 (unaudited)
           and December 31, 2005 .......................................................1

           Consolidated Statements of Operations (unaudited)
           for the three and six months ended June 30, 2006 and 2005
           and the period October 8, 2003 (Date of Formation) through June 30, 2006 ....2

           Consolidated Statements of Stockholders' Equity
           (unaudited) for the six months ended June 30, 2006 and 2005 and the period October 8, 2003 (Date of Formation) through June 30, 2006  ...3

           Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 2006 and 2005
           and the period October 8, 2003 (Date of Formation) through June 30, 2006.....5

           Notes to Unaudited Consolidated Financial Statements.........................6

Item 2.    Management's Discussion and Analysis
           or Plan of Operation........................................................17

Item 3.    Controls and Procedures.....................................................23


PART II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings...........................................................24

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.................24

Item 3.    Defaults Upon Senior Securities.............................................25

Item 4.    Submission of Matters to a Vote of Security Holders.........................25

Item 5.    Other Information...........................................................26

Item 6.    Exhibits....................................................................26

Signatures ............................................................................27

Index of Exhibits.....................................................................E-1



                             BIGSTRING CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                                 (A DEVELOPMENT STAGE COMPANY)

                                                            June 30, 2006    December 31, 2005
                                                            ------------     -----------------
                                                            (Unaudited)
                                            ASSETS

Current assets:
      Cash and cash equivalents                              $ 1,466,615        $   820,857
      Other receivables                                            3,157                 --
      Prepaid expenses                                            23,576             24,770
                                                             -----------        -----------

           Total current assets                                1,493,348            845,627
                                                             -----------        -----------

Property & equipment - net                                       226,961             74,460

Intangible assets - net                                        3,512,786          3,402,786

Other assets                                                      11,731              6,579
                                                             -----------        -----------

             TOTAL ASSETS                                    $ 5,244,826        $ 4,329,452
                                                             ===========        ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                       $   140,670        $    70,418
      Accrued expenses                                            59,081             55,259
      Unearned revenue                                             4,689              5,064
                                                             -----------        -----------

           Total current liabilities                             204,440            130,741
                                                             -----------        -----------

Stockholders' equity:

      Preferred stock, $.0001 par value - authorized
        1,000,000 shares; outstanding 400,000 shares and
         -0- shares, respectively                                     40                 --
      Common Stock, $.0001 par value - authorized
        250,000,000 shares; outstanding 46,770,125 and
        52,770,125 shares, respectively                            4,677              5,277
      Additional paid in capital                               9,767,914          7,055,124
      Deficit accumulated during the development stage        (4,732,245)        (2,861,690)
                                                             -----------        -----------

           Total stockholders' equity                          5,040,386          4,198,711
                                                             -----------        -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 5,244,826        $ 4,329,452
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


                                     BIGSTRING CORPORATION AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (A DEVELOPMENT STAGE COMPANY)
                                                  (Unaudited)


                                                                                                    Period
                                                                                               October 8, 2003
                                                                                                  (Date of
                                                                                                  Formation)
                                   Three Months Ended June 30,      Six Months Ended June 30,       Through
                                      2006            2005            2006            2005       June 30, 2006
                                  ------------    ------------    ------------    ------------   -------------
Net sales                         $      2,887    $      1,941    $      6,059    $      3,487    $     18,568

Costs and expenses:
    Selling, general and
      administrative expenses          599,820         177,852         921,467         265,867       2,411,949
    Amortization of intangibles        250,000         240,000         490,000         480,000       1,890,281
                                  ------------    ------------    ------------    ------------    ------------
                                       849,820         417,852       1,411,467         745,867       4,302,230
                                  ------------    ------------    ------------    ------------    ------------

Loss from operations                  (846,933)       (415,911)     (1,405,408)       (742,380)     (4,283,662)
                                  ------------    ------------    ------------    ------------    ------------

Interest income                         10,365           1,635          14,853           1,635          31,417
                                  ------------    ------------    ------------    ------------    ------------

Net loss                          $   (836,568)   $   (414,276)   $ (1,390,555)   $   (740,745)   $ (4,252,245)
                                  ============    ============    ============    ============    ============

Loss per common share - basic
and diluted                       $      (0.02)   $      (0.01)   $      (0.03)   $      (0.02)
                                  ============    ============    ============    ============

Weighted average common shares
    outstanding - basic and
    diluted                         51,264,630      43,116,890      52,013,219      42,713,188
                                  ============    ============    ============    ============


                                See notes to consolidated financial statements.


                                                BIGSTRING CORPORATION AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                            (Unaudited)
                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                               Additional                   During
                                                 Preferred Stock          Common Stock          Paid-In    Subscription  Development
                                   Total    No. of Shares   Amount  No. of Shares   Amount      Capital     Receivable      Stage
----------------------------------------------------------------------------------------------------------------------------------
Balance, October 8, 2003       $        --       --             --   $        --    $    --    $      --      $    --      $    --
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
   (at $.001 per share)                 --       --             --    21,210,000      2,121       (2,121)          --           --
Contribution of capital             45,000       --             --            --         --       45,000           --           --
Sale of common stock
  (at $.25 per share)                   --       --             --        40,000          4        9,996      (10,000)          --
Net loss                           (29,567)      --             --            --         --           --           --      (29,567)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003          15,433       --             --    21,250,000      2,125       52,875      (10,000)     (29,567)
----------------------------------------------------------------------------------------------------------------------------------
Sale of common stock
  (at $.25 per share)              227,500       --             --       870,000         87      217,413       10,000           --
Issuance of common stock
   for services ($.21 per share)    39,251       --             --       185,000         19       39,232           --           --
Issuance of common
   stock for acquisition
   (at $.24 per share)           4,800,000       --             --    20,000,000      2,000    4,798,000           --           --
Issuance of warrants for
   services valued at $.07
   per share                         3,500       --             --            --         --        3,500           --           --
Net loss                          (729,536)      --             --            --         --           --           --     (729,536)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004       4,356,148       --             --    42,305,000      4,231    5,111,020           --     (759,103)
----------------------------------------------------------------------------------------------------------------------------------
Sale of common stock
   (at $.25 per share)             230,500       --             --       922,000         92      230,408           --           --
Exercise of warrants
   (at $.25 per share)              11,250       --             --        45,000          4       11,246           --           --
Issuance of common stock
   for services ($.25 per
   share)                           12,500       --             --        50,000          5       12,495           --           --
Sale of common stock
   (at $.16 per share)           1,511,700       --             --     9,448,125        945    1,510,755           --           --
Issuance of warrants for
   services valued at $.07
    per share                      179,200       --             --            --         --      179,200           --           --
Net loss                        (2,102,587)      --             --            --         --           --           --   (2,102,587)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005       4,198,711       --             --    52,770,125      5,277    7,055,124           --   (2,861,690)
----------------------------------------------------------------------------------------------------------------------------------
Redemption of shares from
   stockholders (valued at
   $0.05 per share)               (400,000)      --             --    (8,000,000)      (800)    (399,200)          --           --
Issuance of common stock for
   consulting services                  --       --             --     1,250,000        125         (125)          --           --
Stock-based compensation                --       --             --            --         --           --           --           --
Expense                             28,472       --             --            --         --       28,472           --           --
Issuance of warrants for
   consulting services               3,758        --            --            --         --        3,758           --           --
Issuance of stock for websites
   (valued at $0.80 per share)     600,000        --            --       750,000         75      599,925           --           --
Issuance of preferred stock
   (at $.0001 per share)         2,000,000   400,000            40            --         --    1,999,960           --           --
----------------------------------------------------------------------------------------------------------------------------------



                                                BIGSTRING CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                            (Unaudited)



                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                               Additional                   During
                                                 Preferred Stock          Common Stock          Paid-In    Subscription  Development
                                   Total    No. of Shares   Amount  No. of Shares   Amount      Capital     Receivable      Stage
----------------------------------------------------------------------------------------------------------------------------------
Dividends resulting from the
  allocation of proceeds for
  the beneficial conversion
  feature of the preferred stock         --           --         --           --           --      480,000         --      (480,000)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                         (1,390,555)          --         --           --           --           --         --    (1,390,555)
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2006          $ 5,040,386      400,000  $      40   46,770,125  $     4,677  $ 9,767,914  $      --   $(4,732,245)
----------------------------------------------------------------------------------------------------------------------------------




                                            See notes to consolidated  financial statements.


                                       BIGSTRING CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (A DEVELOPMENT STAGE COMPANY)
                                                   (Unaudited)

                                                                                                    Period
                                                                                               October 8, 2003
                                                             Six Months         Six Months    (Date of Formation)
                                                               Ended              Ended             Through
                                                           June 30, 2006      June 30, 2005      June 30, 2006
                                                          ---------------    ---------------    ---------------
Cash flows from operating activities:
      Net loss                                            $    (1,390,555)   $      (740,745)   $    (4,252,245)
Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                               502,062            481,870          1,911,750
      Stock issued for services                                    28,472             12,500             80,223
      Warrants issued                                               3,758              7,400            186,458
      Changes in operating assets
         and liabilities:
           (Increase) decrease in prepaid expenses                  1,194                 --            (23,576)
           Increase in other receivable                            (3,157)                --             (3,157)
           Increase in accounts payable                            70,252             69,424            138,050
           Increase in accrued expenses                             3,822                 --             61,875
           Increase (decrease) in unearned revenue                   (375)                --              1,449
           Increase in other assets                                (5,152)                --            (11,731)
                                                          ---------------    ---------------    ---------------
      Net cash used in operating activities                      (789,679)          (169,551)        (1,910,904)
                                                          ---------------    ---------------    ---------------

Cash flows from investing activities:
      Purchase of property, plant and
         equipment                                               (164,563)           (23,206)          (248,431)
                                                          ---------------    ---------------    ---------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                    2,000,000          1,201,050          4,025,950
      Payments for redemption of shares of common stock          (400,000)                --           (400,000)
                                                          ---------------    ---------------    ---------------
      Net provided by financing activities                      1,600,000          1,201,050          3,625,950

Net increase (decrease) in cash                                   645,758          1,008,293          1,466,615

Cash - beginning of period                                        820,857             13,808                 --
                                                          ---------------    ---------------    ---------------

Cash - end of period                                      $     1,466,615    $     1,022,101    $     1,466,615
                                                          ===============    ===============    ===============

Supplementary information:
      Details of acquisition:
         Fair value of assets acquired                                                          $         2,790
         Fair value of liabilities assumed                                                               (5,857)
         Intangibles                                                                                  4,803,067
                                                                                                ---------------
         Common stock issued to effect acquisition                                              $     4,800,000
                                                                                                ===============

Financing information:
         Common stock issued for services                 $        28,472    $        12,500    $        51,751
                                                          ===============    ===============    ===============
         Common stock warrants issued for services        $         3,758    $         7,400    $       186,458
                                                          ===============    ===============    ===============
         Common stock issued for website                  $       600,000    $            --    $            --
                                                          ===============    ===============    ===============

                                 See notes to consolidated financial statements.

                      BIGSTRING CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2006, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by BigString Corporation ("BigString") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2005 was derived from audited financial statements.

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

BigString is considered a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting for Development Stage Companies, issued by the Financial Accounting Standards Board (the "FASB"). BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

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

CASH EQUIVALENTS
----------------

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At June 30, 2006 and December 31, 2005, cash equivalents approximated $1,440,000 and $814,000, respectively.

CONCENTRATION OF CREDIT RISK
----------------------------

Financial instruments which potentially subject BigString to concentrations of credit risk consist principally of temporary cash investments. BigString places its temporary cash investments with established financial institutions.

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

Consistent with the provisions of Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross As A Principal Versus Net As An Agent, BigString recognizes revenue as a principal from advertising and marketing affiliations. BigString shares any revenue generated from advertising and marketing affiliations with the "active users" of its email services, as defined. Fifty percent of the revenue generated from advertising and marketing affiliations will be distributed to the "active users" in amounts that will be determined by BigString and based on the registered subscriber's status and up to twenty percent of such revenue will be distributed as referral fees to those users who participated in the referral source of the advertising revenue. Accordingly, corresponding distributions to "active users" and referral fees are recorded as a reduction of gross revenue.

DEPRECIATION
------------

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily using the straight-line method over their estimated useful lives of these assets.

STOCK BASED COMPENSATION
------------------------

BigString issues shares of common stock to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued. For the six months ended June 30, 2006 and 2005, BigString recorded compensation expense of $28,472 and $12,500, respectively, in connection with the issuance of these shares. For the period October 8, 2003 (Date of Formation) through June 30, 2006, BigString recorded compensation expense of $80,223 in connection with the issuance of these shares.

BigString also issues stock purchase warrants to non-employees as stock-based compensation. The fair value of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model. For the six months ended June 30, 2006, BigString issued 1,450,000 stock purchase warrants and recorded compensation expense of $3,758. For the six months ended June 30, 2005, BigString issued 100,000 stock purchase warrants and recorded compensation expense of $7,400. For the period October 8, 2003 (Date of Formation) through June 30, 2006, BigString recorded compensation expense of $186,458 in connection with the issuance of stock purchase warrants.

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

RESEARCH AND DEVELOPMENT
------------------------

Research and development costs are expensed as incurred, and are included in selling, general and administrative expenses. All research and development is performed internally for the benefit of BigString. BigString does not perform such activities for others. BigString had software licensing costs of $884 and $914, respectively, and site development costs of $-0- for the three and six months ended June 30, 2006, as compared to software licensing costs of $9,541 and $9,591, respectively, and site development costs of $24,000 and $36,000, respectively, for the three and six months ended June 30, 2005.

These costs have been incurred in conjunction with the development of the e-mail products which BigString now offers. For the period October 8, 2003 (Date of Formation) through June 30, 2006, BigString had total research and development costs of $120,686.

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

EARNINGS (LOSS) PER COMMON SHARE
--------------------------------

Basic  earnings  (loss) per common  share is computed by dividing  net  earnings
(loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period. All potentially dilutive securities, which include outstanding warrants, have been excluded from the computation, as their effect is antidilutive.

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

NEW FINANCIAL ACCOUNTING STANDARDS
----------------------------------

In June 2006, the FASB issued FIN No. 48,  Accounting for  Uncertainty in Income
Taxes: A FASB Interpretation of SFAS No. 109. This interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. This interpretation becomes effective for fiscal years beginning after December 15, 2006. The implementation of FIN No. 48 could have a material effect on BigString's consolidated financial position and results of operations, but the effect of implementation is not determinable at this time.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to BigString as of the beginning of BigString's 2006 fiscal year. The adoption of SFAS 123(R) has not had a material effect on BigString's consolidated financial position or results of operations.

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

This acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of operations of Email Emissary is included in BigString's consolidated financial statements from July 16, 2004, the date of closing.

The following unaudited pro forma summary results of operations assume that Email Emissary had been acquired as of January 1, 2004.

                                  Year Ended December 31, 2004
            --------------------------------------------------------------------------
                BigString       Email Emissary       Adjustment       Adjusted Balance
            ---------------    ---------------     ---------------    ----------------
Net sales   $         5,762    $           820     $            --    $         6,582
            ===============    ===============     ===============    ===============

Net loss    $      (729,536)   $        (7,384)(a) $      (520,333)   $    (1,257,253)
            ===============    ===============     ===============    ===============

(a) amortization from January 1, 2004 through July 16, 2004.

Pro forma net loss per share                      $         (0.03)
                                                  ===============

Weighted average common shares outstanding             41,770,529
                                                  ===============

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
                                             ===========

3.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                        June 30, 2006   December 31, 2005
                                       ---------------  ----------------
       Computer equipment and
         internal software             $       223,573   $        79,639
       Furniture and fixtures                   24,858             4,229
                                       ---------------   ---------------
                                               248,431            83,868
       Less accumulated depreciation            21,470             9,408
                                       ---------------   ---------------
                                       $       226,961   $        74,460
                                       ===============   ===============

Depreciation expense for the three months ended June 30, 2006 and 2005 was $7,305 and $329, respectively.

Depreciation expense for the six months ended June 30, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through June 30, 2006, was $12,062, $927 and $21,470, respectively.

4.       GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of patent and trademark fees and logos and source codes. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations including an independent formal appraisal. Other intangibles are being amortized over five years. Amortization expense was $490,000, $480,000 and $1,890,281 for the six months ended June 30, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through June 30, 2006, respectively.

Other intangible assets consist of the following:

                                       June 30, 2006    December 31, 2005
                                      ---------------   ----------------

      Patent application; Trademark   $     4,803,067    $     4,803,067
      Logos and source codes                  600,000                  0
                                      ---------------    ---------------
                                            5,403,067          4,803,067
      Accumulated amortization             (1,890,281)        (1,400,281)
                                      ---------------    ---------------
                                      $     3,512,786    $     3,402,786
                                      ===============    ===============

Should the patent not be issued, BigString will write-off the unamortized amount immediately.

Estimated amortization expense for intangible assets for the next five years are as follows:

                                                    Estimated
                      Years Ending                 Amortization
                      December 31,                   Expense
                      ------------                -------------

                          2006                    $     781,000
                          2007                    $   1,081,000
                          2008                    $   1,081,000
                          2009                    $     640,000
                          2010                    $      50,000

2006 represents amortization from July 1, 2006 through December 31, 2006.

5.       INCOME TAXES

At June 30, 2006, BigString has a net operating loss carry-forward of approximately $3.3 million, which expires in various years through 2017. Deferred income taxes reflect the impact of net operating carry-forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from BigString's net operating loss carry-forward, BigString has recorded a valuation allowance for the entire amount of the deferred tax asset.

6.       COMMON STOCK

On July 18, 2005, BigString amended its Certificate of Incorporation to, among other things, (i) change its name from Recall Mail Corporation to BigString Corporation, and (ii) increase the number of shares BigString is authorized to issue from 50,000,000 shares to 250,000,000 shares, consisting of 249,000,000 shares of common stock, par value $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share. The board of directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preference and privileges of each series, any or all of which may be greater than the rights of BigString's common stock. Currently, there are 400,000 shares of preferred stock outstanding.

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

On May 2, 2006, BigString issued 1,250,000 shares of common stock, a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $.48, and a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00, in consideration for business consultant services to be provided by Lifeline Industries, Inc. The market value of BigString's common stock at May 2, 2006 was $0.82 per share. BigString also agreed to register the shares of common stock and the shares of common stock underlying the warrants. BigString recorded the transaction in accordance with SFAS 123(R). The common stock issued resulted in a consulting expense of $1,025,000 and will be expensed over the life of the agreement which is 3 years. BigString expensed consulting fees of $28,476 for the six months ended June 30, 2006, and the balance of $996,528 of total unrecognized compensation cost is included within paid-in-capital on BigString's consolidated balance sheet. A total of $135,300 of the prepaid expenses recorded in connection with the warrants will be expensed over a period of 36 months. For the six months ended June 30, 2006, BigString expensed $3,758 in connection with these warrants.

On May 19, 2006, BigString completed the acquisition of certain assets, including two websites, from Robb Knie, a principal of Lifeline Industries, Inc. In consideration for the assets, BigString issued 750,000 shares of common stock to Mr. Knie. The market value of BigString's common stock at May 19, 2006 was $0.80 per share. BigString has also agreed to register the shares of common stock. In conjunction with this acquisition, BigString has recorded an intangible asset for $600,000.

Additionally, in May 2006, BigString redeemed 2,000,000 shares of its common stock from each of Charles A. Handshy, Jr. and David L. Daniels, former directors of BigString, and 2,000,000 shares of its common stock from each of their spouses, June E. Handshy and Deborah K. Daniels, at a purchase price of $0.05 per share. As a result of these redemptions, BigString redeemed and retired a total of 8,000,000 million shares of its outstanding common stock for an aggregate purchase price of $400,000.

7.       SHARE-BASED COMPENSATION

On January 1, 2006, BigString adopted SFAS No. 123(R), Share-Based Payment, requiring the recognition of compensation expense in the consolidated statements of operations related to the fair value of its employee and non-employee share-based options and warrants. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment. SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC results and regulations including the valuation of share-based payment arrangements.

During 2004, BigString issued warrants as payment for advisory services. The warrants provide for the purchase of 60,000 shares of BigString's common stock at an exercise price of $.25. The warrants expire on January 1, 2007. Certain of these warrants were exercised in 2005, which resulted in 45,000 shares of common stock being issued to the holders thereof. As a result of these exercises, BigString received $11,250 in gross proceeds. In connection with the issuance of these warrants, BigString recorded an expense of $3,500 which is included in the consolidated statement of operations for the year ended December 31, 2004. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

On January 1, 2005, BigString granted warrants to two consultants, as payment for advisory services. Each warrant provides for the purchase of 50,000 shares of BigString's common stock at an exercise price of $.25 per share. Each of these warrants is due to expire on January 1, 2007. In connection with the issuance of these warrants, BigString recorded an expense of $7,400 which is included in BigString's consolidated statements of operations for the year ended December 31, 2005. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rated return of 5%; and expected life of two years. The weighted average fair value of these warrants was $0.07 per share.

On September 23, 2005, BigString granted warrants to a consultant, as payment for advisory services. One warrant provides for the purchase of 1,246,707 shares of common stock with a per share exercise price of $0.16, and the second warrant provides for the purchase of 1,196,838 shares of common stock with a per share exercise price of $0.20. Each of these warrants is due to expire on September 23, 2010 and the grants are non-forfeitable. In connection with the issuance of these warrants, BigString recorded an expense of $171,800 which is included in BigString's consolidated statements of operations for the year ended December 31, 2005. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%;

risk free rated return of 5%; and expected life of two years. The weighted average fair value of these warrants was $0.07 per share.

As discussed above, on May 2, 2006, BigString issued 1,250,000 shares of common stock, a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $.48, and a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00, in consideration for business consultant services to be provided by Lifeline Industries, Inc. The market value of BigString's common stock at May 2, 2006 was $0.82. BigString initially recorded prepaid expenses of $1,025,000 and made a reclassification to additional paid in capital in accordance with SFAS 123(R). A total of $135,300 of the prepaid expenses recorded in connection with the warrants will be expensed over a period of 36 months.

Information regarding the warrants outstanding during the six months ended June 30, 2006 is as follows:

                                                                        Weighted
                                                                         Average
                                                         Weighted       Remaining    Aggregate
                                                          Average      Contractual   Intrinsic
                                            Shares     Exercise Price     Term         Value
                                          -----------  --------------  -----------  -----------

Warrants outstanding at January 1, 2006     2,558,545   $      0.18
Warrants granted                            1,450,000          1.06
Warrants exercised                                 --            --
                                          -----------   -----------
Warrants outstanding at June 30, 2006       4,008,545   $      0.51           3.5   $   453,485
                                          ===========   ===========                 ===========
Warrants exercisable at June 30, 2006       4,008,545   $      0.51           3.5   $   453,485
                                          ===========   ===========                 ===========

8.       PREFERRED STOCK

On May 19 2006, BigString issued a total of 400,000 shares of Series A Preferred Stock, par value $0.0001 per share, and warrants to purchase 1,000,000 shares of common stock to Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., for an aggregate purchase price of $2,000,000. The shares of Series A Preferred Stock are convertible under certain circumstances into shares of common stock at an exercise price per share of $1.25 (market price $0.80 per share). BigString has agreed to register the shares of common stock issuable upon conversion of the shares of Series A Preferred Stock and the shares of common stock underlying the warrants.

BigString accounted for the convertible preferred stock under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and related interpretations including EITF 00-19, Accounting for Derivative Financial Instruments Included to, and Potentially Settled in, a Company's Own Stock." BigString performed calculations allocating the proceeds of the convertible preferred stock with detachable warrants to each respective security at their fair values. The value of the warrants of $400,000 was recorded as a reduction of the convertible preferred stock and credited to additional paid-in-capital. The recorded discount of $480,000 resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to the preferred stockholders at the date of issuance of the convertible preferred stock.

9.       COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which require BigString to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows:

                       Years Ending
                       December 31
                       -----------
                           2006                 $   31,900
                           2007                     26,600
                                                ----------
                                                $   58,500
                                                ==========

Rental expense was approximately $14,465 and $5,938 for the three months ended June 30, 2006 and 2005, respectively.

Rental expense was approximately $24,415, $10,209 and $63,266 for the six months ended June 30, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through June 30, 2006, respectively.

Consulting Agreements:

On September 23, 2005, BigString signed a one-year business consultant services agreement with a related party. Upon signing this agreement, BigString paid a $25,000 non-refundable retainer fee to be applied toward monthly invoices until the $25,000 amount is fully used.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc. In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (i) 1,250,000 shares of common stock, (ii) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $.48, and (iii) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00.

BigString incurred consulting expenses totaling $32,230 which are included in selling, general and administrative expenses in the consolidated statements of operations for the period October 8, 2003 (Date of Formation) through June 30, 2006.

10.      SUBSEQUENT EVENTS

On July 11, 2006, BigString granted 2,620,000 incentive stock options to purchase common stock under its 2006 Equity Incentive Plan to certain of BigString's employees. 1,450,000 options were issued at an exercise price of $0.32 per underlying share, and 1,170,000 were issued at an exercise price of $0.50 per underlying share. In addition, 600,000 non-qualified options to purchase common stock were granted to two non-employee directors at an exercise price of $0.50 per underlying share.

In addition, on July 11, 2006, BigString issued a non-qualified stock option to purchase 575,100 shares of common stock to Kiernan Vogel in connection with his participation in OurPrisoner, the interactive Internet television program available through the entertainment portal being operated by our wholly-owned subsidiary, BigString Interactive, Inc. The stock option will fully vest on December 16, 2006; provided, that Mr. Vogel completes his obligations in connection with his participation in the program. The stock option has a term of five years from July 11, 2006 and an exercise price of $0.32 per share. This option will be recorded in accordance with SFAS 123(R), Share Based Compensation. Any deferred income taxes will be recorded using the enacted tax rates in accordance with the provision of SFAS No. 109.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         The following plan of operation is intended to describe BigString's anticipated plan of operation for the year ended December 31, 2006. In addition to our plan of operation, we have provided below information about BigString's financial condition and results of operations for the three and six months ended June 30, 2006 and 2005. This information should be read in conjunction with BigString's consolidated financial statements for the three and six months ended June 30, 2006 and 2005, and the period October 8, 2003 (Date of Formation) through June 30, 2006, including the related notes thereto, which are included on pages 1 through 16 of this report.

Background

         BigString was incorporated in the State of Delaware on October 8, 2003 under the name "Recall Mail Corporation." The company's name was formally changed to "BigString Corporation" in July 2005. BigString was formed, together with Email Emissary, incorporated in the State of Oklahoma on August 7, 2003, to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user. Email Emissary was later acquired by BigString in July 2004 and is currently a subsidiary of BigString. In March 2004, we introduced BigString's email service to the market. On January 20, 2006, we incorporated BigString Interactive in the State of New Jersey, as a wholly-owned subsidiary of BigString. In June 2006, BigString Interactive launched an interactive entertainment portal, which includes the OurPrisoner interactive Internet television program. Email Emissary and BigString Interactive are currently BigString's only subsidiaries.

Development Stage Company

         BigString is considered a development stage enterprise as defined in the SFAS No. 7, Accounting and Reporting for Development Stage Companies, issued by the FASB. BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

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

Plan of Operation

         For the three months ended June 30, 2006, we had $2,887 in revenue and $849,820 in expenses, including amortization expense of $250,000 relating to the amortization of the intangible assets (patent application and trademark) acquired by BigString through its acquisition of Email Emissary on July 16, 2004. Our net loss for the three months ended June 30, 2006 was $836,568.

         For the six months ended June 30, 2006, we had $6,059 in revenue and $1,411,467 in expenses, including amortization expense of $490,000 relating to the amortization of the intangible assets (patent application and trademark) acquired by BigString through its acquisition of Email Emissary on July 16, 2004. Our net loss for the six months ended June 30, 2006 was $1,390,555.

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

         As we grow, our operating expenses will increase in connection with sales and marketing, technology licensing and development and general and administrative needs to support our growth. Therefore, our plan of operation for the year ending December 31, 2006 includes:

         o Increased sales and marketing expenses. Sales and marketing expenses consist primarily of compensation for sales and marketing persons and costs associated with travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. During the year ending December 31, 2006, we expect to expend approximately $250,000 on our sales and marketing promotions, including the OurPrisoner interactive Internet television program and a comprehensive advertising campaign to promote our BigString email service and products. We have entered into an agreement with Chesapeake Media for the placement of radio and television commercials about us. Chesapeake Media will be paid a fixed fee for each customer of BigString who purchases a premium package through a promotion broadcasted by Chesapeake Media and will receive a percentage of the business accounts revenue generated from such broadcasts for a period of one year. We also anticipate hiring six commission based sales persons in 2006. In addition, we employ seven programmers/developers and anticipate hiring at least one more programmer/developer in the next several months. Further, we will hire additional employees on an as-needed basis. For the six months ended June 30, 2006, we expended approximately $22,331 on our sales and marketing promotions.

         o  Increased   general  and   administrative   expenses.   General  and
administrative expenses consist primarily of rent, utilities, supplies and compensation for personnel and fees for outside professional advisors. During the year ending December 31, 2006, we expect to expend approximately $1,100,000 on general and administrative expenses as we add staff and infrastructure to support our expected business growth. We also expect to expend approximately $250,000 on legal and accounting costs during 2006, as a result of BigString's compliance with applicable federal and state securities laws and the general growth of our business. For the six months ended June 30, 2006, we expended approximately $921,467 on general and administrative expenses, including approximately $214,458 on legal and accounting costs.

         o Increased research and development expenses. Research and development expenses consist primarily of compensation for our technology staff, costs associated with the application for our patent and other intellectual property related expenses. We expect to expend $100,000 on research and development expenses during the year ending December 31, 2006 as we continue to enhance and modify our software technology and products. For the six months ended June 30, 2006, we expended approximately $150,567 on research and development expenses.

         We currently anticipate expending approximately $300,000 for computer equipment and software upgrades and enhancements during the year ending December 31, 2006. For the six months ended June 30, 2006, we expended approximately $164,500 for computer equipment and software upgrades and enhancements.

         We anticipate that we will incur net losses for the year ending December 31, 2006. The extent of these losses will be contingent, in part, on the amount of net revenue generated from customers. It is possible that our operating losses will increase in the future and that we will never achieve or sustain profitability. For the six months ended June 30, 2006, our net loss was $1,390,555.

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

Results of Operations
For the Three and Six Months Ended June 30, 2006 and 2005

         Net Loss. For the three months ended June 30, 2006, our net loss was $836,568, as compared to a $414,276 net loss for the same period in 2005, primarily due to a $421,968 increase in selling, general and administrative expenses as we increased staff, continued to introduce our BigString email service and products to the market through general advertising and other promotional medium, and complied with the reporting requirements under federal and state securities laws.

         For the six months ended June 30, 2006, our net loss was $1,390,555, as compared to a $740,745 net loss for the same period in 2005, primarily due to a $655,600 increase in selling, general and administrative expenses as we increased staff, continued to introduce our BigString email service and products to the market through general advertising and other promotional medium, and complied with the reporting requirements under federal and state securities laws.

         Revenues. For the three months ended June 30, 2006, our total revenues were $2,887, as compared to $1,941 in total revenues for the same period in 2005. Of the revenues generated for the three months ended June 30, 2006, $2,498 was generated from the purchase of our products and

$389 was generated from advertisers, whereas for the three months ended June 30, 2005, all $1,941 was generated from the purchase of our products.

         For the six months ended June 30, 2006, our total revenues were $6,059, as compared to $3,487 in total revenues for the same period in 2005. Of the revenues generated for the six months ended June 30, 2006, $5,132 was generated from the purchase of our products and $927 was generated from advertisers, whereas for the six months ended June 30, 2005, all $3,487 was generated from the purchase of our products.

         Expenses. Total expenses for the three months ended June 30, 2006 were $849,820, a $431,968 increase over total expenses of $417,852 incurred in the same period in 2005, primarily due to an increase in selling, general and administrative expenses. This significant increase in expenses over the same prior year period was primarily attributable to an increase in payroll for such period by approximately $128,399, relating to the staffing of eight full-time employees and three part-time employees, an increase in legal expenses for such period by approximately $78,412, relating to our compliance with federal and state securities laws and the registration of shares of our common stock for certain of our stockholders, and the payment of approximately $179,780 in consulting fees relating to the operation of our business.

         Total expenses for the six months ended June 30, 2006 were $1,411,467, a $665,600 increase over total expenses of $745,867 incurred in the same period in 2005, primarily due to an increase in selling, general and administrative expenses. This significant increase in expenses over the same prior year period was primarily attributable to an increase in payroll for such period by approximately $253,551, relating to the staffing of eight full-time employees and three part-time employees, an increase in legal expenses for such period by approximately $124,425, relating to our compliance with federal and state securities laws and the registration of shares of our common stock for certain of our stockholders, and the payment of approximately $187,550 in consulting fees relating to the operation of our business.

         Interest Income. Interest income was $10,365 for the three months ended June 30, 2006, as compared to $1,635 for the same prior year period. This increase in interest income was due to larger cash balances maintained by BigString as a result of private placements of its common stock in 2005 and the sale of its preferred stock in May 2006.

         Interest income was $14,853 for the six months ended June 30, 2006, as compared to $1,635 for the same prior year period. This increase in interest income was due to larger cash balances maintained by BigString as a result of private placements of its common stock in 2005 and the sale of its preferred stock in May 2006.

         Income Taxes. No tax provision has been recorded for the six months ended June 30, 2006 as a result of our accumulated operating losses.

Liquidity and Capital Resources

         Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we have expended approximately $2,200,000 for operating and investing activities, which has been primarily funded by investments of approximately $4,000,000 from our stockholders. For the three months ended June 30, 2006, we expended $700,000 for operating and investing activities. For the six months ended June 30, 2006, we expended $1,000,000 for operating and investing activities.

         Our cash balance as of June 30, 2006 was $1,466,615, which was an increase of $444,514 over our cash balance of $1,022,101 as of June 30, 2005. This significant increase to our cash balance was attributable to the approximately $1,750,000 raised by BigString through private placements of its common stock in 2005 and the May 2006 sale of 400,000 shares of BigString's Series A Preferred Stock and warrants to purchase 1,000,000 shares of BigString's common stock to Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading L.L.C. for an aggregate purchase price of $2,000,000.

         Additionally, in May 2006, we redeemed 2,000,000 shares of our common stock from each of Charles A. Handshy, Jr. and David L. Daniels, former officers and directors of BigString, and 2,000,000 shares of our common stock from each of their spouses, June E. Handshy and Deborah K. Daniels, at a purchase price of $0.05 per share. As a result of these redemptions, we redeemed a total of 8,000,000 shares of our outstanding common stock for an aggregate purchase price of $400,000.

         Management believes the current cash balance and anticipated revenues are sufficient to fund the current level of operations for the next twelve months. If our revenue and cash balance is insufficient to fund the growth of our business, we may seek additional funds. There can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         The information required by this Item with respect to the sales of unregistered securities described below has been previously disclosed by BigString in Current Reports on Form 8-K which were filed with the Securities and Exchange Commission on May 4, 2006 and May 22, 2006, respectively:

         On May 2, 2006, BigString issued 1,250,000 shares of common stock and currently exercisable warrants to purchase an aggregate of 450,000 shares of common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc. All of these shares and warrants were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act.

         On May 19, 2006, BigString completed the acquisition of certain assets, including two websites, from Robb Knie, a principal of Lifeline Industries, Inc. In consideration for the assets, BigString issued 750,000 shares of common stock to Mr. Knie. These shares were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act.

         On May 19 2006, BigString issued a total of 400,000 shares of Series A Preferred Stock and warrants to purchase 1,000,000 shares of common stock to Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., for an aggregate purchase price of $2,000,000. These securities were issued in reliance on an exemption from registration provided by Rule 506 of Regulation D of the Securities Act.

         Additionally, in May 2006 BigString redeemed 2,000,000 shares of its common stock from each of Charles A. Handshy, Jr. and David L. Daniels, former directors of BigString, and 2,000,000 shares of its common stock from each of their spouses, June E. Handshy and Deborah K. Daniels, at a purchase price of $0.05 per share. As a result of these redemptions, BigString redeemed a total of 8,000,000 million shares of its outstanding common stock for an aggregate purchase price of $400,000.


------------------------------------------------------------------------------------------------------
                          (a)                 (b)                   (c)                   (d)

                   Total Number of    Average Price Paid    Total Number of      Maximum Number (or
                   Shares Purchased   per Share             Shares Purchased as  Approximate Dollar
                                                            Part of Publicly     Value) of Shares
                                                            Announced Plans or   that May Yet Be
                                                            Programs             Purchased Under the
        Period                                                                   Plans or Programs
------------------------------------------------------------------------------------------------------
       May 2006         8,000,000             $0.05                 N/A                  N/A


------------------------------------------------------------------------------------------------------

        Total           8,000,000
------------------------------------------------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The following matters were submitted to a vote of BigString's stockholders at BigString's 2006 Annual Meeting of Stockholders held on May 18, 2006 (the "Annual Meeting). The number of shares of BigString's common stock that were present at the Annual Meeting in person or by proxy was 38,141,250.

         Election of Directors
         ---------------------

         At the Annual Meeting, the stockholders elected each of Marc W. Dutton, Adam M. Kotkin, Darin M. Myman, Lee Rosenberg and Todd M. Ross to serve as a director of BigString. Each nominee for director was elected for a one year term. The balloting for election was as follows:

         Name of Director       Votes For      Percentage     Votes Withheld     Percentage
         ----------------       ---------      ----------     --------------     ----------
         Marc W. Dutton         38,141,250        100%               0               0%
         Adam M. Kotkin         38,141,250        100%               0               0%
         Darin M. Myman         38,141,250        100%               0               0%
         Lee Rosenberg          38,141,250        100%               0               0%
         Todd M. Ross           38,141,250        100%               0               0%

         Adoption of BigString's 2006 Equity Incentive Plan
         --------------------------------------------------

         At the Annual Meeting, the stockholders approved the proposal to approve and adopt the BigString Corporation 2006 Equity Incentive Plan (the "Plan"). 37,726,250 shares of common stock, or 71.5% of the shares of Common Stock eligible to vote on the proposal to approve the Plan, were voted for the Plan and no shares of common stock were voted against the Plan. Holders of 415,000 shares of common stock, or 0.8% of the shares of Common Stock eligible to vote on the proposal to approve the Plan, abstained from voting on the Plan.

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


                                   BigString Corporation
                                   --------------------------------------------
                                   Registrant


Dated:  August 11, 2006              /s/ Darin M. Myman
                                   --------------------------------------------
                                   Darin M. Myman
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Dated:  August 11, 2006              /s/ Todd M. Ross
                                   --------------------------------------------
                                   Todd M. Ross
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

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

               3.1.3 Certificate of Designations of Series A Preferred Stock, par value $0.0001 per share, of BigString, incorporated by reference to Exhibit 3.1.3 to the Current Report on Form 8-K filed with the SEC on May 22, 2006.

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

               10.31.1 Lease between BigString, as Tenant, and Walter Zimmerer & Son, as Landlord, dated May 26, 2006, for the premises located at 3 Harding Road, Suite E, Red Bank, New Jersey 07701, incorporated by reference to Exhibit 10.31.1 to the Registration Statement on Form SB-2 (Registration No. 333-135837) filed with the SEC on July 18, 2006.

               10.32 Business Consultant Services Agreement, dated May 2, 2006, by and between BigString and Lifeline Industries, Inc., incorporated by reference to
                              Exhibit 10.32 to the Current Report on Form 8-K filed with the SEC on May 4, 2006.

               10.33 Securities Purchase Agreement, dated as of May 19, 2006, by and among BigString and Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio
                              Ltd. and Tudor Proprietary Trading, L.L.C., including Schedule 1 - Schedule of Purchasers, and Exhibit C - Form of Warrant. Upon the request of the SEC, BigString agrees to furnish copies of each of the following schedules and exhibits:
                              Schedule 2-3.2(d) - Warrants; Schedule 2-3.3 - Registration Rights; Schedule 2-3.7 - Financial Statements; Schedule 2-3.10 - Broker's or Finder's Fees; Schedule 2-3.11 - Litigation; Schedule 2-3.16 - Intellectual Property Claims Against the Company; Schedule 2-3.17 - Subsidiaries; Schedule 2-3.19(a) - Employee Benefit Plans; Schedule 2-3.22 - Material Changes; Exhibit A - Form of Certificate of Designations of the Series A Preferred Stock; Exhibit B - Form of Registration Rights Agreement; Exhibit D - Form of Giordano, Halleran & Ciesla, P.C. Legal Opinion, incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K filed with the SEC on May 22, 2006.

               10.34 Registration Rights Agreement, dated as of May 19, 2006, by and among BigString and Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio
                              Ltd. and Tudor Proprietary Trading, L.L.C., incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K filed with the SEC on May 22, 2006.

             Exhibit No.                    Description of Exhibit
             -----------                    ----------------------

               10.35 Asset Purchase Agreement, dated as of May 19, 2006, by and between BigString and Robb Knie. Upon the request of the SEC, BigString agrees to furnish a copy of Exhibit A - Form of Registration Rights Agreement, and Exhibit B - Investor Suitability Questionnaire, incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K filed with the SEC on May 22, 2006.

               10.36 Registration Rights Agreement, dated as of May 19, 2006, by and between BigString and Robb Knie, incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K filed with the SEC on May 22, 2006.

               10.37 Stock Redemption Agreement, dated May 31, 2006, by and between BigString and David L. Daniels, incorporated by reference to Exhibit 10.37 to the Registration Statement on Form SB-2 (Registration No. 333-135837) filed with the SEC on July 18, 2006.

               10.38 Stock Redemption Agreement, dated May 31, 2006, by and between BigString and Deborah K. Daniels, incorporated by reference to Exhibit 10.38 to the Registration Statement on Form SB-2 (Registration No. 333-135837) filed with the SEC on July 18, 2006.

               10.39 Stock Redemption Agreement, dated May 31, 2006, by and between BigString and Charles A. Handshy, Jr., incorporated by reference to Exhibit 10.39 to the Registration Statement on Form SB-2 (Registration No. 333-135837) filed with the SEC on July 18, 2006.

               10.40 Stock Redemption Agreement, dated May 31, 2006, by and between BigString and June E. Handshy, incorporated by reference to Exhibit 10.40 to the Registration Statement on Form SB-2 (Registration No. 333-135837) filed with the SEC on July 18, 2006.

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