Form 10QSB
period 2006-09-30
BigString CORP
filed 2006-11-14
CIK 1335282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                     ------------    -------------

                        Commission file number 000-51661

                              BIGSTRING CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  20-0297832
   -------------------------------        -----------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

               3 Harding Road, Suite F, Red Bank, New Jersey 07701
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 741-2840
                            -------------------------
                (Issuer's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and formal fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---   ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No X
                                    ---   ---

As of November 14, 2006, there were 46,770,125 shares of the Issuer's Common Stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain information included in this Quarterly Report on Form 10-QSB and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the hiring and retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in our filings with the Securities and Exchange Commission (the "SEC") from time to time, including our registration statement on Form SB-2 (Registration No. 333-135837), filed with the SEC on July 18, 2006, and any subsequent amendments thereto.

      In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                              BIGSTRING CORPORATION

                              INDEX TO FORM 10-QSB
                              --------------------

PART I.     FINANCIAL INFORMATION                                                                        PAGE
-------     ---------------------                                                                        ----
Item 1.     Financial Statements

            Consolidated Balance Sheets as of December 31, 2005 and
            September 30, 2006 (unaudited)..................................................................1

            Consolidated  Statements  of  Operations  (unaudited)  for the three and nine months ended September 30, 2005 and 2006
            and the period October 8, 2003 (Date of Formation) through September 30, 2006...................2

            Consolidated  Statements of Stockholders'  Equity  (unaudited)
            for the nine months ended September 30, 2005 and 2006
            and the period October 8, 2003 (Date of Formation) through September 30, 2006...................3

            Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2006
            and the period October 8, 2003 (Date of Formation) through September 30, 2006...................5

            Notes to Unaudited Consolidated Financial Statements............................................6

Item 2.     Management's Discussion and Analysis
            or Plan of Operation...........................................................................19

Item 3.     Controls and Procedures........................................................................25

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................................26

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds....................................26

Item 3.     Defaults Upon Senior Securities................................................................26

Item 4.     Submission of Matters to a Vote of Security Holders............................................26

Item 5.     Other Information..............................................................................26

Item 6.     Exhibits.......................................................................................26

Signatures  ...............................................................................................27

Index of Exhibits .........................................................................................E-1

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                               December 31, 2005  September 30, 2006
                                                               -----------------  ------------------
                                                                                      (Unaudited)
                                     ASSETS

Current assets:
      Cash and cash equivalents                                   $   820,857         $   878,230
      Receivables, net                                                     --               3,604
      Prepaid expenses                                                 24,770                  --
                                                                  -----------         -----------

           Total current assets                                       845,627             881,834
                                                                  -----------         -----------

Property & equipment, net                                              74,460             227,935

Intangible assets, net                                              3,402,786           3,242,786

Other assets                                                            6,579              11,731
                                                                  -----------         -----------

             TOTAL ASSETS                                         $ 4,329,452         $ 4,364,286
                                                                  ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                            $    70,418         $    67,510
      Accrued expenses                                                 55,259              90,574
      Unearned revenue                                                  5,064               3,031
                                                                  -----------         -----------

           Total current liabilities                                  130,741             161,115
                                                                  -----------         -----------

Stockholders' equity:

      Preferred stock, $.0001 par value - authorized
        1,000,000 shares; outstanding 0 and 400,000 shares,
        respectively                                                       --                  40
      Common stock, $.0001 par value - authorized
        249,000,000 shares; outstanding 52,770,125 and
        46,770,125 shares, respectively                                 5,277               4,677
      Additional paid in capital                                    7,055,124           9,896,834
      Deficit accumulated during the development stage             (2,861,690)         (5,698,380)
                                                                  -----------         -----------

           Total stockholders' equity                               4,198,711           4,203,171
                                                                  -----------         -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 4,329,452         $ 4,364,286
                                                                  ===========         ===========

                See notes to consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)
                                   (Unaudited)

                                                                                                    Period
                                                                                                   October 8,
                                                                                                      2003
                                                                                                   (Date of
                                                                                                   Formation)
                                        Three Months Ended             Nine Months Ended            Through
                                           September 30,                  September 30,          September 30,
                                      2005            2006            2005            2006            2006
                                  ------------    ------------    ------------    ------------   -------------
Revenues                          $        222    $      3,843    $      3,709    $      9,902    $    22,411

Costs and expenses:
    Sales, general and
      administrative expenses          588,333         714,424         854,200       1,635,891      3,126,373
    Amortization of intangibles        240,000         270,000         720,000         760,000      2,160,281
                                  ------------    ------------    ------------    ------------    -----------
                                       828,333         984,424       1,574,200       2,395,891      5,286,654
                                  ------------    ------------    ------------    ------------    -----------

Loss from operations                  (828,111)       (980,581)     (1,570,491)     (2,385,989)    (5,264,243)

Interest income                          4,912          14,446           6,547          29,299         45,863
                                  ------------    ------------    ------------    ------------    -----------

Net loss                          $   (823,199)   $   (966,135)   $ (1,563,944)   $ (2,356,690)   $(5,218,380)
                                  ============    ============    ============    ============    ===========

Net loss per common share:
    basic and diluted             $      (0.01)   $      (0.02)   $      (0.03)   $      (0.05)
                                  ============    ============    ============    ============

Weighted average common
      shares outstanding:
      basic and diluted             50,091,592      46,770,125      45,203,262      50,232,579
                                  ============    ============    ============    ============

                See notes to consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)
                                   (Unaudited)

                                                Preferred Stock        Common Stock
                                                ----------------   ----------------------    Additional
                                                 No. of              No. of                    Paid-In    Subscription   Retained
                                     Total       Shares   Amount     Shares       Amount       Capital     Receivable    Earnings
                                  -----------   -------   ------   -----------    -------    ----------   ------------  ----------
----------------------------------------------------------------------------------------------------------------------------------
Balance, October 8, 2003          $        --        --   $   --            --    $    --    $        --    $     --    $      --
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 (at $.0001 per share)                     --        --       --    21,210,000      2,121         (2,121)         --           --

Contribution of capital                45,000        --       --            --         --         45,000          --           --

Sale of common stock
 (at $0.25 per share)                      --        --       --        40,000          4          9,996     (10,000)          --

Net loss                              (29,567)       --       --            --         --             --          --      (29,567)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003             15,433        --       --    21,250,000      2,125         52,875     (10,000)     (29,567)
----------------------------------------------------------------------------------------------------------------------------------
Sale of common stock
  (at $0.25 per share)                227,500        --       --       870,000         87        217,413      10,000           --

Issuance of common stock
 for services (at $0.21 per
 share)                                39,251        --       --       185,000         19         39,232          --           --

Issuance of common
 stock for acquisition
 (at $0.24 per share)               4,800,000        --       --    20,000,000      2,000      4,798,000          --           --

Issuance of warrants for
 services (valued at $0.07
 per share)                             3,500        --       --            --         --          3,500          --           --

Net loss                             (729,536)       --       --            --         --             --          --     (729,536)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004          4,356,148        --       --    42,305,000      4,231      5,111,020          --     (759,103)
----------------------------------------------------------------------------------------------------------------------------------
Sale of common stock
 (at $0.25 per share)                 230,500        --       --       922,000         92        230,408          --           --

Exercise of warrants
 (at $0.25 per share)                  11,250        --       --        45,000          4         11,246          --           --

Issuance of common stock
 for services (at $0.25 per
 share)                                12,500        --       --        50,000          5         12,495          --           --

Sale of common stock
 (at $0.16 per share)               1,511,700        --       --     9,448,125        945      1,510,755          --           --

Issuance of warrants for
 services (valued at $0.07 per
 share)                               179,200        --       --            --         --        179,200          --           --

Net loss                           (2,102,587)       --       --            --         --             --          --   (2,102,587)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005          4,198,711        --       --    52,770,125      5,277      7,055,124          --   (2,861,690)
----------------------------------------------------------------------------------------------------------------------------------
Redemption of shares from
 stockholders valued at $0.05
 per share)                          (400,000)       --       --    (8,000,000)      (800)      (399,200)         --           --

Issuance of common stock for
 consulting services (valued at
 $0.82 per share)                          --        --       --     1,250,000        125           (125)         --           --

Stock based compensation for
 consulting services (valued at
 $0.82 per share)                     142,360        --       --            --         --        142,360          --           --

Issuance of warrants for
 consulting services (valued
at $0.18 and $0.42 per share)          18,790        --       --            --         --         18,790          --           --

                     BIGSTRING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                          (A DEVELOPMENT STAGE COMPANY)
                                   (Unaudited)

                                                  Preferred Stock         Common Stock
                                                -------------------   ---------------------   Additional
                                                 No. of                No. of                  Paid-In    Subscription    Retained
                                       Total     Shares     Amount     Shares       Amount     Capital     Receivable     Earnings
                                    ---------   --------   --------   ----------   --------   ----------  ------------  -----------
Issuance of Common stock for
  website acquisition (valued
  at $0.80 per share)                 600,000         --         --      750,000         75      599,925            --           --

Issuance of preferred stock
  (at $.0001 per share)             2,000,000    400,000         40           --         --    1,999,960            --           --
------------------------------------------------------------------------------------------------------------------------------------
Dividends resulting from the
  allocation of proceeds for the
  beneficial conversion feature
  of the preferred stock                   --         --         --           --         --      480,000            --     (480,000)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                           (2,356,690)        --         --           --         --           --           --    (2,356,690)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2006         4,203,171   $400,000   $     40   46,770,125   $  4,677   $9,896,834   $        --  $(5,698,380)
------------------------------------------------------------------------------------------------------------------------------------


                See notes to consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                                   (Unaudited)

                                                                                                               Period
                                                                                                           October 8, 2003
                                                                 Nine Months           Nine Months       (Date of Formation)
                                                                    Ended                 Ended                Through
                                                              September 30, 2005   September 30, 2006     September 30, 2006
                                                              ------------------   ------------------     ------------------
Cash flows from operating activities:
      Net loss                                                   $(1,563,944)          $(2,356,690)          $(5,218,380)
Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                                  724,324               784,270             2,193,958
      Stock issued for services                                       12,500               142,360               194,111
      Warrants issued                                                179,200                18,790               201,490
      Changes in operating assets
         and liabilities:
           (Increase) decrease in prepaid expenses                    (3,378)               24,770                    --
           (Increase) in receivables                                    (191)               (3,604)               (3,604)
           (Increase) in other assets                                     --                (5,152)              (11,731)
           Increase in accrued expenses                               59,124                32,407               155,018
           (Decrease) increase in unearned revenues                   (2,520)               (2,033)                3,031
                                                                 -----------           -----------           -----------
      Net cash used in operating activities                         (594,885)           (1,364,882)           (2,486,107)
                                                                 -----------           -----------           -----------

Cash flows from investing activities:
      Purchase of property, plant and
         equipment                                                   (45,673)             (177,745)             (261,613)
                                                                 -----------           -----------           -----------

Cash flows from financing activities:
      Proceeds from issuance of common stock                       1,753,450             2,000,000             4,025,950
      Payments for redemption of shares of common stock                   --              (400,000)             (400,000)
                                                                 -----------           -----------           -----------
      Net cash provided by financing activities                    1,753,450             1,600,000             3,625,950
                                                                 -----------           -----------           -----------

Net increase in cash                                               1,112,892                57,373               878,230

Cash - beginning of period                                            13,808               820,857                    --
                                                                 -----------           -----------           -----------

Cash - end of period                                             $ 1,126,700           $   878,230           $   878,230
                                                                 ===========           ===========           ===========

Supplementary Information:
      Details of acquisition:
         Fair value of assets acquired                                                                       $     2,790
         Fair value of liabilities assumed                                                                        (5,857)
         Intangibles                                                                                           4,803,067
                                                                                                             -----------
         Common stock issued to effect acquisition                                                           $ 4,800,000
                                                                                                             ===========

      Financing information:
         Common stock issued for services                        $    12,500           $   142,360           $   194,111
                                                                 ===========           ===========           ===========
         Warrants issued for services                            $   179,200           $    18,790           $   201,490
                                                                 ===========           ===========           ===========
         Common stock issued for website acquisition             $        --           $   600,000           $   600,000
                                                                 ===========           ===========           ===========

                See notes to consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2006, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by BigString Corporation ("BigString") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2005 was derived from audited financial statements.

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

BigString currently has two wholly-owned subsidiaries, Email Emissary, Inc. ("Email Emissary") and BigString Interactive, Inc. ("BigString Interactive").

Email Emissary, incorporated in the State of Oklahoma, was acquired by BigString in July 2004; in September, 2006, all Email Emissary's assets, including its pending patent application, were transferred to BigString. Email Emissary is currently inactive.

BigString Interactive, incorporated in the State of New Jersey, was formed by BigString in early 2006 to develop technology relating to interactive web portals. BigString Interactive is currently BigString's only operating subsidiary.

BigString is considered a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting for Development Stage Companies," issued by the Financial Accounting Standards Board (the "FASB"). BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of BigString and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

CASH EQUIVALENTS
----------------

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At September 30, 2006 and December 31, 2005, cash equivalents approximated $866,000 and $814,000, respectively.

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

Consistent with the provisions of Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross As A Principal Versus Net As An Agent,"
BigString recognizes revenue as a principal from advertising and marketing affiliations. BigString shares any revenue generated from advertising and marketing affiliations with the "active users" of its email services, as defined. Fifty percent of the revenue generated from advertising and marketing affiliations will be distributed to the "active users" in amounts that will be determined by BigString and based on the registered subscriber's status and up to twenty percent of such revenue will be distributed as referral fees to those users who participated in the referral source of the advertising revenue. Accordingly, corresponding distributions to "active users" and distributions of referral fees are recorded as a reduction of gross revenue.

DEPRECIATION
------------

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily using the straight-line method over their estimated useful lives of these assets.

STOCK BASED COMPENSATION
------------------------

BigString issues shares of common stock to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued. For the nine months ended September 30, 2006 and 2005, BigString recorded compensation expense of $142,360 and $12,500, respectively, in connection with the issuance of these shares. For the period October 8, 2003 (Date of Formation) through September 30, 2006, BigString recorded compensation expense of $194,111 in connection with the issuance of these shares.

BigString also issues stock purchase warrants to non-employees as stock-based compensation. The fair value of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model. For the nine months ended September 30, 2006, BigString issued 1,450,000 stock purchase warrants and recorded compensation expense of $18,790. For the nine months ended September 30, 2005, BigString issued 2,543,545 stock purchase warrants and recorded compensation expense of $179,200. For the period October 8, 2003 (Date of Formation) through September 30, 2006, BigString recorded compensation expense of $201,490 in connection with the issuance of stock purchase warrants.

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

RESEARCH AND DEVELOPMENT
------------------------

Research and development costs are expensed as incurred, and are included in selling, general and administrative expenses. All research and development is performed internally for the benefit of BigString. BigString does not perform such activities for others. BigString had software licensing costs of $6,567 and $7,481, respectively, and no site development costs for the three and nine months ended September 30, 2006, as compared to software licensing costs of $1,594 and $11,185, respectively, and site development costs of $250 and $36,250, respectively, for the three and nine months ended September 30, 2005.

These costs have been incurred in conjunction with the development of the e-mail products which BigString now offers. For the period October 8, 2003 (Date of Formation) through September 30, 2006, BigString had total research and development costs of $128,367.

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

EARNINGS (LOSS) PER COMMON SHARE
--------------------------------

Basic  earnings  (loss) per common  share is computed by dividing  net  earnings
(loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period. All potentially dilutive securities, which include outstanding preferred stock, warrants and options, have been excluded from the computation, as their effect is antidilutive.

BUSINESS COMBINATIONS
---------------------

Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at their fair value at the date of acquisition.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

For financial instruments, including cash investments, accounts payable and accrued expenses, it was assumed that the carry amount approximated fair value because of the short maturities of such instruments.

NEW FINANCIAL ACCOUNTING STANDARDS
----------------------------------

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB No. 108 (September 13, 2006). BigString is currently evaluating the impact that SAB No. 108 could have on its results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans," an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 will require employers to recognize their defined benefit plans' overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. BigString is evaluating SFAS No. 158 and has not determined the impact it will have on its consolidated financial statements as of and for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities using fair value. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. BigString does not believe that SFAS No. 157 will have a material impact on its consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: A FASB Interpretation of SFAS No. 109" ("FIN 48"). This interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes, to the Tax Deduction on Qualified

Production Activities Provided by the American Jobs Creation Act of 2004." This interpretation becomes effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 could have a material effect on BigString's consolidated financial position and results of operations, but the effect of implementation is not determinable at this time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board ("APB") Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 has been in effect fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on BigString's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which requires that compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. BigString became subject to SFAS No. 123(R) as of the beginning of BigString's 2006 fiscal year. The adoption of SFAS 123(R) has not had a material effect on BigString's consolidated financial position or results of operations.

2.    ACQUISITION

On July 16, 2004, BigString completed the acquisition of Email Emissary. BigString purchased 100% of Email Emissary's stock for 20,000,000 shares of BigString's common stock. BigString acquired Email Emissary to consolidate its marketing and development operations. The purchase price of $4,800,000 has been allocated to both tangible and intangible assets and liabilities based on estimated fair values. Approximately $4,803,000 of identifiable intangible assets (patent application, trademark and websites) arose from this transaction. Such intangible assets are being amortized on a straight-line basis over the estimated economic life of five years.

This acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of operations of Email Emissary has been included in BigString's consolidated financial statements from July 16, 2004, the date of closing.

The following unaudited pro forma summary results of operations assume that Email Emissary had been acquired as of January 1, 2004.

                                  Year Ended December 31, 2004
                 ------------------------------------------------------------
                                                                   Adjusted
                   BigString     Email Emissary    Adjustment      Balance
                   ---------     --------------    ----------      -------

Net sales          $   5,762      $        820      $      --    $     6,582
                   =========      ============      =========    ===========

Net loss           $(729,536)     $     (7,384)(a)  $(520,333)   $(1,257,253)
                   =========      ============      =========    ===========

(a) amortization from January 1, 2004 through July 16, 2004.

Pro forma net loss per share                                $(0.03)
                                                            ======

Weighted average common shares outstanding              41,770,529
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
                                             ===========

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                         December 31, 2005  September 30, 2006
                                         -----------------  ------------------
       Computer equipment and
         internal software                    $ 79,639          $248,593
       Furniture and fixtures                    4,229            13,020
                                              --------          --------
                                                83,868           261,613
       Less accumulated depreciation             9,408            33,678
                                              --------          --------
                                              $ 74,460          $227,935
                                              ========          ========

Depreciation expense for the three months ended September 30, 2006 and 2005 was $12,208 and $2,454, respectively.

Depreciation expense for the nine months ended September 30, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through September 30, 2006, was $24,270, $4,324 and $33,678, respectively.

4.    GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of patent and trademark fees and logos and source codes. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations including an independent formal appraisal. Other intangibles are being amortized over five years. Amortization expense was $760,000, $720,000 and $2,160,281 for the nine months ended September 30, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through September 30, 2006, respectively.

Other intangible assets consist of the following:

                                       December 31, 2005      September 30, 2006
                                       -----------------      ------------------

 Patent application; Trademark            $ 4,803,067             $ 4,803,067
 Logos and source codes                            --                 600,000
                                          -----------             -----------
                                            4,803,067               5,403,067
 Accumulated amortization                  (1,400,281)             (2,160,281)
                                          -----------             -----------
                                          $ 3,402,786             $ 3,242,786
                                          ===========             ===========

Should the patent for BigString's Universal Recallable, Erasable and Timed Delivery Email not be issued, BigString will write-off the unamortized amount of the patent intangible amount. Estimated amortization expense for intangible assets for the next five years, are as follows:

                                                 Estimated
              Years Ending                     Amortization
              December 31,                        Expense
              ------------                     -------------

                2006*                           $  270,000
                2007                             1,081,000
                2008                             1,081,000
                2009                               642,786
                2010                               120,000
                2011                                50,000

      * 2006 represents amortization from October 1, 2006 through December 31, 2006.

5.    INCOME TAXES

At September 30, 2006, BigString has a net operating loss carry-forward of approximately $5.2 million, which expires in various years through 2017. Deferred income taxes reflect the impact of net operating carry-forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from BigString's net operating loss carry-forward, BigString has recorded a valuation allowance for the entire amount of the deferred tax asset.

6.    COMMON STOCK

On July 18, 2005, BigString amended its Certificate of Incorporation to, among other things, (i) change its name from Recall Mail Corporation to BigString Corporation, and (ii) increase the number of shares BigString is authorized to issue from 50,000,000 shares to 250,000,000 shares, consisting of 249,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. The board of directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preference and privileges of each series, any or all of which may be greater than the rights of BigString's common stock. Currently, there are 400,000 shares of preferred stock outstanding.

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

During 2004, BigString issued 185,000 shares of common stock valued at $.21 per share in consideration for consulting services provided by two marketing consultants. BigString recorded consulting expense of $39,251 in connection with the issuance of these shares.

During 2005, BigString issued 50,000 shares of common stock valued at $.25 per share for business advisory services performed by a member of our Advisory Board. BigString recorded compensation expense of $12,500 in connection with the issuance of these shares.

For the year ended December 31, 2005, BigString concluded several private placements pursuant to which it sold 922,000 shares of its common stock at a per share purchase price of $0.25 and 9,448,125 shares of its common stock at a per share purchase price of $0.16. As a result of these private placements, BigString received $1,742,200 in gross proceeds.

On May 2, 2006, BigString issued 1,250,000 shares of common stock, a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $.48, and a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00, in consideration for business consultant services to be provided by Lifeline Industries, Inc. The market value of BigString's common stock at May 2, 2006 was $0.82 per share. BigString also agreed to register the shares of common stock and the shares of common stock underlying the warrants. BigString recorded the transaction in accordance with SFAS 123(R). The common stock issued resulted in a consulting expense of $1,025,000 and will be expensed over the life of the agreement which is 3 years. BigString expensed consulting fees of $142,360 for the nine months ended September 30, 2006, and the balance of $882,640 of total unrecognized compensation cost is included within paid-in-capital on BigString's consolidated balance sheet. A total of $135,300 of the prepaid expenses recorded in connection with the warrants will be expensed over a period of 36 months. For the nine months ended September 30, 2006, BigString expensed $18,790 in connection with these warrants.

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

Additionally, in May 2006, BigString redeemed 2,000,000 shares of its common stock from each of Charles A. Handshy, Jr. and David L. Daniels, former directors of BigString, and 2,000,000 shares of its common stock from each of their spouses, June E. Handshy and Deborah K. Daniels, at a purchase price of $0.05 per share. As a result of these redemptions, BigString redeemed and retired a total of 8,000,000 shares of its outstanding common stock for an aggregate purchase price of $400,000.

7.    PREFERRED STOCK

On May 19 2006, BigString issued a total of 400,000 shares of Series A Preferred Stock, par value $0.0001 per share, and warrants to purchase 1,000,000 shares of common stock to Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., for an aggregate purchase price of $2,000,000. The shares of Series A Preferred Stock are convertible under certain circumstances into shares of common stock. The warrants are convertible into shares of common stock at an exercise price per share of $1.25 (market price $0.80 per share). BigString has registered the shares of common stock issuable upon conversion of the shares of Series A Preferred Stock and the shares of common stock underlying the warrants.

BigString accounted for the convertible preferred stock under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and related interpretations including EITF 00-19, "Accounting for Derivative Financial Instruments Included to, and Potentially Settled in, a Company's Own Stock." BigString performed calculations allocating the proceeds of the convertible preferred stock with detachable warrants to each respective security at their fair values. The value of the warrants of $400,000 was recorded as a reduction of the convertible preferred stock and credited to additional paid-in-capital. The recorded discount of $480,000 resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to the preferred stockholders at the date of issuance of the convertible preferred stock.

8.    SHARE-BASED COMPENSATION

On January 1, 2006, BigString adopted SFAS No. 123(R), "Share-Based Payment," requiring the recognition of compensation expense in the consolidated statements of operations related to the fair value of its employee and non-employee share-based options and warrants. SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees." SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment." SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC results and regulations including the valuation of share-based payment arrangements.

Compensation for Services:

During 2004, BigString issued warrants as payment for advisory services. The warrants provide for the purchase of 60,000 shares of BigString's common stock at an exercise price of $0.25. The warrants expire on January 1, 2007. Certain of these warrants were exercised in 2005, which resulted in 45,000 shares of common stock being issued to the holders thereof. As a result of these exercises, BigString received $11,250 in gross proceeds. In connection with the issuance of these warrants, BigString recorded an expense of $3,500 which is included in the consolidated statement of operations for the year ended December 31, 2004. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

On January 1, 2005, BigString granted warrants to two consultants, as payment for advisory services. Each warrant provides for the purchase of 50,000 shares of BigString's common stock at an exercise price of $0.25 per share. Each of these warrants is due to expire on January 1, 2007. In connection with the issuance of these warrants, BigString recorded an expense of $7,400 which is included in BigString's consolidated statements of operations for the year ended December 31, 2005. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rated return of 5%; and expected life of two years. The weighted average fair value of these warrants was $0.07 per share.

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

As discussed above, on May 2, 2006, BigString issued 1,250,000 shares of common stock, a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00, in consideration for business consultant services to be provided by Lifeline Industries, Inc. The market value of BigString's common stock at May 2, 2006 was $0.82. BigString initially recorded prepaid expenses of $1,025,000 and made a reclassification to additional paid in capital in accordance with SFAS 123(R). A total of $135,300 of the prepaid expenses recorded in connection with the warrants will be expensed over a period of 36 months.

Information regarding the warrants outstanding during the nine months ended September 30, 2006 is as follows:

                                                                               Weighted
                                                                                Average
                                                                 Weighted      Remaining     Aggregate
                                                                  Average     Contractual    Intrinsic
                                                   Shares     Exercise Price     Term          Value
                                                 ----------  ---------------  -----------   ------------
Warrants outstanding at December 31, 2005         2,558,545        $0.18
Warrants granted                                  1,450,000        $1.09
Warrants exercised                                       --        $  --
Warrants cancelled/forfeited/expired                     --        $  --
                                                  ---------        -----
Warrants outstanding at September30, 2006         4,008,545        $0.51        5.35        $   198,081
                                                  =========        =====        ====        ===========

Warrants exercisable at September 30, 2006        4,008,545        $0.51        5.35        $   198,081
                                                  =========        =====        ====        ===========

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of BigString's common stock on September 30, 2006 and the exercise price for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on September 30, 2006. The total intrinsic value of warrants exercised in the three and nine months ended September 30, 2006 was $0.

The weighted average grant date fair value of warrants granted in the three and nine months ended September 30, 2006 was $0 and $0.18, respectively. The weighted average grant date fair value of warrants granted in the three and nine months ended September 30, 2005 was $0.07 and $0.07, respectively.

Cash received from warrant exercises for the nine months ended September 30, 2006 was $0. The total tax benefit attributable to warrants exercised in the nine months ended September 30, 2006 was $0.

On July 11, 2006, BigString approved the grant of a non-qualified stock option to purchase 575,100 shares of common stock to Kiernan Vogel in connection with his participation in OurPrisoner, the interactive Internet television program available through the entertainment portal being operated by our wholly-owned subsidiary, BigString Interactive. The grant of this non-qualified stock option is subject to Mr. Vogel entering into a contractual relationship with BigString, including a non-qualified stock option agreement. If the grant of the non-qualified stock option becomes effective, the non-qualified stock option would fully vest on December 16, 2006, provided, that Mr. Vogel completes his obligations in connection with his participation in the OurPrisoner program. The non-qualified stock option would have a term of five years from July 11, 2006 and an exercise price of $0.32 per share.

Equity Incentive Plan:

At the 2006 Annual Meeting of Stockholders, the 2006 Equity Incentive Plan ("Equity Plan") was approved by BigString's stockholders. Under the Equity Plan, incentive and nonqualified stock options or rights to purchase common stock may be granted to eligible participants. Options are generally priced to be at least 100% of the fair market value of BigString's common stock at the date of the grant. Options are generally granted for a term of five or ten years. Options granted under the Equity Plan generally vest between one and five years.

On July 11, 2006, BigString granted incentive stock options to purchase 2,620,000 shares of common stock under its Equity Plan to certain of BigString's employees. Incentive stock options to purchase 1,450,000 shares of common stock were granted at an exercise price of $0.32 per underlying share, and incentive stock options to purchase 1,170,000 shares of common stock were granted at an exercise price of $0.50 per underlying share. In addition, non-qualified stock options to purchase 600,000 shares of common stock were granted to two non-employee directors at an exercise price of $0.50 per underlying share.

On September 18, 2006, BigString granted an incentive stock option to purchase 1,800,000 shares of common stock under its Equity Plan to Robert DeMeulemeester, BigString's newly appointed Executive Vice President, Chief Financial Officer and Treasurer. When vested, 400,000 shares of common stock will be eligible for purchase at the per share price equal to $0.24; 600,000 shares of common stock will be eligible for purchase at $0.50 per share; 400,000 shares of common stock will be eligible for purchase at $.90 per share; and 400,000 shares of common stock will be eligible for purchase at $1.25 per share. The incentive stock option will vest quarterly over a three year period, and the shares of common stock subject to the incentive stock option will vest in order of exercise price, with the shares with the lower exercise price vesting first.

For the three and nine months ended September 30, 2006, BigString recorded stock-based compensation expense of $18,540. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

Information regarding the stock options outstanding during the nine months ended September 30, 2006 is as follows:

                                                                               Weighted
                                                                               Average
                                                                 Weighted      Remaining       Aggregate
                                                                  Average     Contractual      Intrinsic
                                                  Shares      Exercise Price      Term           Value
                                                -----------  ---------------  ------------   -------------
Options outstanding at December 31, 2005                --        $    --
Options granted                                  5,020,000        $  0.52
Options exercised                                       --        $    --
Options cancelled/forfeited/expired                     --        $    --
                                                 ---------        -------
Options outstanding at September 30, 2006        5,020,000        $  0.52            8.4        $    --
                                                 =========        =======         ======        =======

Options exercisable at September 30, 2006               --        $    --             --        $    --
                                                 =========        =======         ======        =======

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of BigString's common stock on September 30, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2006. The total intrinsic value of options exercised in the three and nine months ended September 30, 2006 was $0.

The weighted average grant date fair value of options granted in the three and nine months ended September 30, 2006 was $0.05 and $0.05, respectively.

Cash received from option exercises and purchases of shares under the Equity Plan for the nine months ended September 30, 2006 was $0. The total tax benefit attributable to options exercised in the nine months ended September 30, 2006 was $0.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of FAS 123(R) and SAB No. 107. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. We have limited relevant historical information to support the expected exercise behavior because our stock has been publicly traded only since May 1, 2006. The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

                                                                                   Period
                                                                               October 8, 2003
                                                                                   (Date of
                                                                                   Formation)
                                    Three Months Ended     Nine Months Ended        Through
                                       September 30,         September 30,       September 30,
                                    2005          2006     2005         2006         2006
                                  --------      --------  ------      -------  ----------------
(unaudited)
Risk-free interest rate               --          5.02%     --         5.02%         5.02%
Expected volatility                   --            38%     --           38%           38%
Expected life (in years)              --           2.7      --          2.7           2.7
Dividend yield                        --            --      --           --            --

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of the grant.

BigString estimates the volatility of its common stock at the date of the grant based on historical volatility, expected volatility and publicly traded peer companies.

The expected life of stock options granted under the Equity Plan is based on management judgment, publicly traded peer companies and the simplified method as prescribed in SAB No. 107.

BigString has no history or expectations of paying cash dividends on its common stock.

9.    COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which require BigString to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows:

                        Years Ending
                        December 31
                        -----------
                            2006                   $ 33,000
                            2007                     26,600
                                                   --------
                                                   $ 59,600
                                                   ========

Rental expense was approximately $29,270 and $2,580 for the three months ended September 30, 2006 and 2005, respectively.

Rental expense was approximately $53,685, $12,789 and $91,139 for the nine months ended September 30, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through September 30, 2006, respectively.

Consulting Agreements:

On September 23, 2005, BigString signed a one-year business consultant services agreement with a related party. Upon signing this agreement, BigString paid a $25,000 non-refundable retainer fee to be applied toward monthly invoices. As of September 30, 2006, the $25,000 amount was fully applied.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc. In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (i) 1,250,000 shares of common stock, (ii) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (iii) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00. BigString incurred consulting expenses totaling $96,692 for the three months ending September 30, 2006 and $161,150 for the nine months ending September 30, 2006 and for the period October 8, 2003 (Date of Formation) through September 30, 2006. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

Item 2. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

      The following plan of operation is intended to describe BigString's anticipated plan of operation for the year ended December 31, 2006. In addition to our plan of operation, we have provided below information about BigString's financial condition and results of operations for the three and nine months ended September 30, 2006 and 2005. This information should be read in conjunction with BigString's consolidated financial statements for the three and nine months ended September 30, 2006 and 2005, and the period October 8, 2003 (Date of Formation) through September 30, 2006, including the related notes thereto, which are included on pages 1 through 18 of this report.

Background

         BigString was incorporated in the State of Delaware on October 8, 2003 under the name "Recall Mail Corporation." The company's name was formally changed to "BigString Corporation" in July 2005. BigString was formed, together with Email Emissary, incorporated in the State of Oklahoma on August 7, 2003, to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user. Email Emissary was later acquired by BigString in July 2004 and is currently a subsidiary of BigString. In March 2004, we introduced BigString's email service to the market. On January 20, 2006, we incorporated our wholly-owned subsidiary, BigString Interactive, in the State of New Jersey. In June 2006, BigString Interactive launched an interactive entertainment portal, which includes the OurPrisoner interactive Internet television program. Email Emissary and BigString Interactive are currently BigString's only subsidiaries.

Development Stage Company

      BigString is considered a development stage enterprise as defined in the SFAS No. 7, "Accounting and Reporting for Development Stage Companies," issued by the FASB. BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

Overview

      In order for us to grow our business and increase our revenue, it is critical for us to attract and retain new customers. For us to increase our revenue, we need to establish a large customer base. A large customer base for our free email services provides us with more opportunities to sell our premium services, which could result in increased revenue. A large customer base may allow us to increase our Internet advertising rates. In addition, a large customer base may attract other Internet based advertising and marketing firms to affiliate with us, which would result in increased advertising revenues.

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

      Consistent with the provisions of EITF Issue No. 99-19, "Reporting Revenue Gross As A Principal Versus Net As An Agent," BigString recognizes revenue as a principal from advertising and marketing affiliations. BigString shares any revenue generated from advertising and marketing affiliations with the "active users" of its email services, as defined. Fifty percent of the revenue generated from advertising and marketing affiliations will be distributed to the "active users" in amounts that will be determined by BigString and based on the registered subscriber's status and up to twenty percent of such revenue will be distributed as referral fees to those users who participated in the referral source of the advertising revenue. Accordingly, corresponding distributions to "active users" and distributions of referral fees are recorded as a component of cost of revenue.

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

Plan of Operation

      For the three months ended September 30, 2006, we had $3,843 in revenue and $984,424 in expenses, including amortization expense of $270,000 relating to the amortization of the intangible assets (patent application, trademark and websites) acquired by BigString through its acquisitions of Email Emissary on July 16, 2004 and websites from Mr. Robb Knie on May 19, 2006. Our net loss for the three months ended September 30, 2006 was $966,135.

      For the nine months ended September 30, 2006, we had $9,902 in revenue and $2,395,891 in expenses, including amortization expense of $760,000 relating to the amortization of the intangible assets (patent application, trademark and websites) acquired by BigString through its acquisitions of Email Emissary and websites from Mr. Robb Knie on May 19, 2006. Our net loss for the nine months ended September 30, 2006 was $2,356,690.

      For the year ended December 31, 2005, we had $6,747 in revenue and $2,125,847 in expenses, including amortization expense of $960,000 relating to the amortization of the intangible assets (patent application and trademark) acquired by BigString through its acquisition of Email Emissary. Our net loss for the year ended December 31, 2005 was $2,102,587.

      For the year ended December 31, 2004, we had $5,762 in revenue and $735,333 in expenses, including amortization expense of $440,281 relating to the amortization of the intangible assets (patent application and trademark) acquired by BigString through its acquisition of Email Emissary. Our net loss for the year ended December 31, 2004 was $729,536.

      As we grow, our operating expenses will increase in connection with sales and marketing, technology licensing and development and general and administrative needs to support our growth. Therefore, our plan of operation for the year ending December 31, 2006 includes:

      o Increased sales and marketing expenses. Sales and marketing expenses consist primarily of compensation for sales and marketing persons and costs associated with travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. During the year ending December 31, 2006, we expect to expend approximately $200,000 on our sales and marketing promotions, including the OurPrisoner interactive Internet television program and a comprehensive advertising campaign to promote our BigString email service and products, including web-site optimization, paid Internet search and media placements. We have entered into an agreement with Chesapeake Media for the placement of radio and television commercials about us. Chesapeake Media will be paid a fixed fee for each customer of BigString who purchases a premium package through a promotion broadcasted by Chesapeake Media and will receive a percentage of the business accounts revenue generated from such broadcasts for a period of one year. We anticipate hiring three sales/marketing persons during the remainder of 2006. Further, we will hire additional employees on an as-needed basis. For the nine months ended September 30, 2006, we expended approximately $155,000 on our sales and marketing promotions.

      o Increased general and administrative expenses. General and administrative expenses consist primarily of rent, utilities, supplies and compensation for personnel and fees for outside professional advisors. During the year ending December 31, 2006, we expect to expend approximately $1,700,000 on general and administrative expenses as we add staff and infrastructure to support our expected business growth. We also expect to expend approximately $425,000 on legal and accounting costs during 2006, as a result of BigString's compliance with applicable federal and state securities laws and the general growth of our business. For the nine months ended September 30, 2006, we expended approximately $1,410,000 on general and administrative expenses, including approximately $365,000 on legal and accounting costs.

      o Increased research and development expenses. Research and development expenses consist primarily of compensation for our technology staff, costs associated with the application for our patent and other intellectual property related expenses. We employ six programmers/developers and anticipate hiring at least one more programmer/developer in the next several months. We expect to expend $100,000 on research and development expenses during the year ending December 31, 2006 as we continue to enhance and modify our software technology and products. For the nine months ended September 30, 2006, we expended approximately $70,000 on research and development expenses.

      We currently anticipate expending approximately $200,000 for computer equipment and software upgrades and enhancements during the year ending December 31, 2006. For the nine months ended September 30, 2006, we expended approximately $175,000 for computer equipment and software upgrades and enhancements.

      We anticipate that we will incur net losses for the year ending December 31, 2006. The extent of these losses will be contingent, in part, on the amount of net revenue generated from customers. It is possible that our operating losses will increase in the future and that we will never achieve or sustain profitability. For the nine months ended September 30, 2006, our net loss was $2,356,690.

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

Results of Operations
For the Three and Nine Months Ended September 30, 2006 and 2005

      Net Loss. For the three months ended September 30, 2006, our net loss was $966,135, as compared to a $823,199 net loss for the same period in 2005, primarily due to a $126,091 increase in selling, general and administrative expenses as we increased staff, continued to introduce our BigString email service and products to the market through general advertising and other promotional medium, and complied with the reporting requirements under federal and state securities laws.

      For the nine months ended September 30, 2006, our net loss was $2,356,690, as compared to a $1,563,944 net loss for the same period in 2005, primarily due to a $781,691 increase in selling, general and administrative expenses as we increased staff, continued to introduce our BigString email service and products to the market through general advertising and other promotional medium, registered shares of our common stock for sale by certain of our stockholders and complied with the reporting requirements under federal and state securities laws.

      Revenues. For the three months ended September 30, 2006, our total revenues were $3,843, as compared to $222 in total revenues for the same period in 2005. Of the revenues generated for the three months ended September 30, 2006, $1,811 was generated from the purchase of our products and $2,459 was generated from advertisers, whereas for the three months ended September 30, 2005, all $222 was generated from advertisers.

      For the nine months ended September 30, 2006, our total revenues were $9,902, as compared to $3,709 in total revenues for the same period in 2005. Of the revenues generated for the nine months ended September 30, 2006, $6,838 was generated from the purchase of our products and $3,064 was generated from advertisers, whereas for the nine months ended September 30, 2005, $3,381 was generated from the purchase of our products and $328 was generated from advertisers.

      Expenses. Total expenses for the three months ended September 30, 2006 were $984,424, a $156,091 increase over total expenses of $828,333 incurred in the same period in 2005, primarily due to an increase in selling, general and administrative expenses. This significant increase in expenses over the same prior year period was primarily attributable to an increase in payroll for such period by approximately $142,900, relating to the staffing of twelve full-time employees and four part-time employees, an increase in legal expenses for such period by approximately $127,800, relating to our compliance with federal and state securities laws and the registration of shares of our common stock for certain of our stockholders, and approximately $202,900 in consulting fees relating to the operation of our business.

      Total expenses for the nine months ended September 30, 2006 were $2,395,891, a $821,691 increase over total expenses of $1,574,200 incurred in the same period in 2005, primarily due to an increase in selling, general and administrative expenses. This significant increase in expenses over the same prior year period was primarily attributable to an increase in payroll for such period by approximately $396,473, relating to the staffing of twelve full-time employees and four part-time employees, an increase in legal expenses for such period by approximately $187,800, relating to our compliance with federal and state securities laws and the registration of shares of our common stock for certain of our stockholders, and approximately $394,700 in consulting fees relating to the operation of our business.

      Interest Income. Interest income was $14,446 for the three months ended September 30, 2006, as compared to $4,912 for the same prior year period. This increase in interest income was due to larger cash balances maintained by BigString as a result of private placements of its common stock in 2005 and the sale of its preferred stock in May 2006.

      Interest income was $29,299 for the nine months ended September 30, 2006, as compared to $6,547 for the same prior year period. This increase in interest income was due to larger cash balances maintained by BigString as a result of private placements of its common stock in 2005 and the sale of its preferred stock in May 2006.

      Income Taxes. No tax provision has been recorded for the nine months ended September 30, 2006 as a result of our accumulated operating losses.

Liquidity and Capital Resources

      Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we have expended approximately $2,750,000 for operating and investing activities, which has been primarily funded by net investments of approximately $3,600,000 from our stockholders. For the three months ended September 30, 2006, we expended $588,385 for operating and investing activities. For the nine months ended September 30, 2006, we expended $1,542,627 for operating and investing activities.

      Our cash balance as of September 30, 2006 was $878,230, which was a decrease of $248,470 over our cash balance of $1,126,700 as of September 30, 2005. This decrease to our cash balance was attributable to operating activities and investments exceeding net financing of $1,600,000 in 2006. BigString raised approximately $1,750,000 through private placements of its common stock in 2005 and in May 2006, sold 400,000 shares of BigString's Series A Preferred Stock and warrants to purchase 1,000,000 shares of BigString's common stock to Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading L.L.C. for an aggregate purchase price of $2,000,000.

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

                                  BigString Corporation
                                  ---------------------------------------------
                                  Registrant


Dated: November 14, 2006           /s/ Darin M. Myman
                                  ---------------------------------------------
                                  Darin M. Myman
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Dated: November 14, 2006           /s/ Robert DeMeulemeester
                                  ---------------------------------------------
                                  Robert DeMeulemeester
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)

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