Form 10KSB
period 2006-12-31
BigString CORP
filed 2007-04-02
CIK 1335282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2006

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number 000-51661

                              BIGSTRING CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                    Delaware                          20-0297832
        -------------------------------   ------------------------------------
        (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)

       3 Harding Road, Suite F, Red Bank, New Jersey              07701
       ---------------------------------------------           ----------
         (Address of principal executive offices)              (Zip Code)

      Issuer's telephone number: (732) 741-2840
                                 --------------

      Securities registered under Section 12(b) of the Exchange Act: None
                                                                     ----

      Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.0001
                         -------------------------------
                                (Title of class)

      Check  whether  the issuer is not  required  to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Revenues for the year ended December 31, 2006: $14,286.

      The aggregate market value of the shares of the Registrant's common stock, par value $0.0001 per share, held by non-affiliates of the Registrant, as of March 21, 2007, was $11,539,643.

      As of March 21, 2007, 46,935,125 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

      Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 30, 2007. The Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") on or before April 30, 2007.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

      Certain information included in this Annual Report on Form 10-KSB and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in BigString's filings with the SEC from time to time, including our registration statement on Form SB-2 (Registration No. 333-135837), filed with the SEC on July 18, 2006, and the subsequent amendments and supplements thereto.

      In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-KSB.

                              BIGSTRING CORPORATION

                              INDEX TO FORM 10-KSB
                              --------------------

PART I                                                                                 PAGE
------                                                                                 ----
Item 1.      Description of Business ....................................................1

Item 2.      Description of Property ....................................................8

Item 3.      Legal Proceedings ..........................................................8

Item 4.      Submission of Matters to a Vote of Security Holders ........................8

PART II
-------

Item 5.      Market for Common Equity, Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities ...................9

Item 6.      Management's Discussion and Analysis or Plan of Operation .................12

Item 7.      Financial Statements ......................................................19

Item 8.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure ..................................................19

Item 8A.     Controls and Procedures ...................................................19

Item 8B.     Other Information .........................................................19

PART III
--------

Item 9.*     Directors, Executive Officers, Promoters, Control Persons and
             Corporate Governance; Compliance With Section 16(a) of the
             Exchange Act ..............................................................20

Item 10.*    Executive Compensation ....................................................20

Item 11.*    Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters ...............................................20

Item 12.*    Certain Relationships and Related Transactions and Director
             Independence ..............................................................20

Item 13.     Exhibits ..................................................................20

Item 14.*    Principal Accountant Fees and Services ....................................20

Signatures .............................................................................21

* The information required under this Item is contained in the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 30, 2007, and is incorporated herein by reference. The Proxy Statement will be filed with the SEC on or before April 30, 2007.

                                     PART I

Item 1.      Description of Business
             -----------------------

Background

      BigString Corporation ("BigString") was incorporated in the State of Delaware on October 8, 2003 under the name "Recall Mail Corporation." The company's name was formally changed to BigString Corporation in July 2005. BigString was formed to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user. BigString currently has two wholly-owned subsidiaries, Email Emissary, Inc. ("Email Emissary") and BigString Interactive, Inc. ("BigString Interactive").

      Email Emissary, incorporated in the State of Oklahoma on August 7, 2003, was acquired by BigString in July 2004; in September, 2006, all Email Emissary's assets, including its pending patent application, were transferred to BigString. Email Emissary is currently inactive.

      BigString Interactive, incorporated in the State of New Jersey on January 20, 2006, was formed by BigString to develop technology relating to interactive web portals. BigString Interactive is currently BigString's only operating subsidiary.

      BigString has developed an innovative email service that allows users to easily send, recall, erase, self-destruct and secure email transmissions, as well as provide additional privacy. The concept of recallable email was conceived a few years ago by one of BigString's founders and current President and Chief Executive Officer, Darin M. Myman. After inadvertently sending an email to a prospective client which contained sensitive pricing and customer information, Mr. Myman unfortunately learned that there was no way for him to retrieve the email before the prospective client had the opportunity to review the contents thereof. As a result of this frustrating experience, Mr. Myman and certain other members of BigString's management team focused on developing a technology that would allow users to have comprehensive control, security and privacy of their email. In March 2004, the BigString email service was introduced to the market.

Business Strategy

      In the past  several  years,  the  email  industry  has  migrated  from an advertising model to a blended model that includes advertising and subscriptions. Email service providers now offer premium service products which include, among other features, value-added services such as advanced spam filters, advanced virus protection, additional storage, multiple email addresses and secure email. In addition to our free email service product, which includes the aforementioned features plus our proprietary features, we offer premium email service products and applications such as domain/vanity names, POP3 email client access (a protocol used to retrieve email from a mail server), advanced email management and campaign management tools, which are offered in several different packages at various prices and may be purchased by the users of our BigString email service.

      BigString includes advertising with our email services. Advertisements are primarily displayed to users of our free service. Advertisements customarily include text and banner ads and are paid based on a mix of impressions, clicks and actions. BigString currently has agreements with a number of firms that provide advertising services. In the future, we may add additional types of advertisements and additional advertising service firms, as well as direct advertisers and sponsors, as we increase the monetization of our user base.

      Certain internet service providers ("ISPs"), portals, social networks and content providers have started to use email as a tool to compete against each other. This strategy incorporates email as part of their offering because email is one of the most effective web applications in bringing users back to a site, multiple times a day, day after day. Many service providers have recently launched beta versions. These beta email developments consist primarily of storage and anti-spam/anti-virus filters. BigString continuously strives to provide a superior user experience with features that we believe exceed those of other providers. In addition, our unique email offering creates opportunities to provide email services for ISPs, portals, social networks and content providers as a tool to increase their revenues.

      Email marketing is a very cost effective form of advertising. The low average cost per lead for email marketing (6% of that for direct mail) has created a rapidly growing service industry. Most firms outsource email marketing to service providers. Our new enterprise level offerings, BigString Marketer Pro and BigString Marketer SMB, allow for the sending of interactive video email commercials that can be programmed to self-destruct at a set time. This advertising medium permits advertisers to send video email messages and commercials to their customers that introduce a sense of urgency and excitement by creating time-sensitive video offers that self destruct. Interactive self-destructing video email commercials enable marketers to create a call for action that generally is not possible with traditional email marketing. We are pursuing marketing affiliations where we offer unique capabilities to existing email marketers as well as outsourced services to advertisers seeking call to action email marketing. It is anticipated that BigString's entrance into the enterprise software arena will open up new revenue opportunities for BigString.

      Through our wholly-owned subsidiary, BigString Interactive, we launched a new interactive entertainment portal in June 2006, built around BigString's recallable, erasable and self-destructing email platform. BigString's entertainment portal, accessible to logged-in subscribers at www.BigString.com, contains streaming audio and video programming.

Promotion

      We promote our email service and products through the Internet, including organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, and radio as well as through alliances with marketing affiliates and programs contained on our interactive entertainment portal, such as DailyLOL.com, FindItAll.com and the OurPrisoner interactive Internet television program which debuted on June 14, 2006 and concluded its six month run in December 2006.

      We recently enhanced our promotion with marketing affiliation programs to include private label email services. BigString receives advertising revenue associated with these marketing affiliations. In conjunction with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of revenue, to its marketing affiliates. As of March 21, 2007, we had affiliation agreements with organizations that serve over four million unique users a month.

Market Affiliations

      We enter into market affiliations with other Internet companies regarding advertisements and other marketing promotions which can be accessed through our website. We currently have affiliations with ValueClick, Inc. and LinkShare Corporation. Through these marketing affiliations, advertisements, such as banner ads, are posted on our website and may be accessed by our users. In addition, advertising websites may be accessed directly through our website. Our marketing affiliates are obligated to pay us a portion of the revenue they receive from advertisers, as compensation for BigString's sale of promotional space on its website.

      We generate revenue when our users access the advertisements or advertising websites and purchase products and services. In addition, we generate revenue based on the number of our users accessing advertisements and advertisers' websites. We also generate revenue based upon the number of impressions per advertisement.

Rewards Programs

      In 2006, we ended our Email Rewards Program and Shopper Rewards Program. BigString believes that our internet marketing efforts deliver a greater return and greater selectivity in targeting market segments. We believe this will result in a higher return on our marketing budget.

Products and Services

      BigString Email Service - BigString is a web-based, POP3 server, email service solution. Our patent pending technology provides a user with the ability to manage and control content sent by email. The user's email executes through the BigString server but such execution is transparent to the sender and recipients of the email.

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

      In December 2006, BigString launched its new email service, BigString Beta
2.0. This service provides, at no cost to its users, advanced spam filters, virus protection and large-storage, web-based email accounts with features similar to those offered by AOL(R), Yahoo(R), Hotmail(R), Google(R) and Comcast(R). In addition to the equivalent features provided by competitors,

BigString Beta 2.0 offers erasable, recallable and self destroying applications, non-printable and non-forwardable emails, set time or number of views (including 'view-once') and masquerading to protect the sender's privacy and security. BigString Beta 2.0 also allows a sender to view tracking reports that indicate when emails were opened by the recipient, and how many times they were viewed. Senders can add, change and/or delete attachments before or after a recipient opened the email. In addition, BigString Beta 2.0 allows senders to direct emails to disintegrate in front of their recipient's eyes and allows senders to create, save and send self-destructing video email.

      Products Offered - BigString currently offers its consumer, business and enterprise customers one of five varying packages:

      o     BigString Free (No Charge).

      o     BigString Premium ($29.95 per year).

      o     BigString Business ($149.95+ per year).

      o BigString Marketer SMB (Small & Medium Businesses) ($499.95+ per year).

      o BigString Marketer Pro (Enterprise level) ($20,000.00 per year + revenue share).

      BigString Free provides all the features of BigString Beta 2.0, includes 1 GB of storage and permits the user to send unlimited emails per month. It is accessed by the user through the web as web-based email, or webmail, and each user is given one address. Individuals can signup for multiple "disposable" accounts. Wizards help users import previously saved contacts. To personalize their email, users can create an alias, create their own font, add signatures, add pictures to both their profile and their contacts' profiles, create multiple expire messages, and create custom templates with editable fields and then access the saved templates to save time while composing messages.

      BigString Premium offers all the features of the BigString Free account, plus vanity domains (yourname@yourdomain.com), POP3 access using any email client (such as Outlook), 2GB of storage and 30 minute video email.

      BigString Business offers all the features of the BigString Premium account, plus 10 email accounts, 20GB of storage, global filter notification and advanced email management. Small and medium sized businesses can customize the number of additional addresses and storage for an additional fee.

      BigString Marketer Pro, released in January 2007, provides an enterprise marketing software application which allows for the sending of interactive video email commercials that can be programmed to self-destruct at a set time. Concurrently with the launch of BigString Marketer Pro, BigString also released its BigString Marketer SMB as a hosted video email marketing platform for small and medium size businesses. Customized video players, campaign wizards and tracking reports deliver tools for cost effective marketing.

      With the BigString Beta 2.0 release in December 2006, BigString began compiling new email and webpage metrics. From December 2006, the month of our Beta 2.0 release, to March 21, 2007, product usage has grown among active users as follows:

                       Product                        Growth
                       -------                        ------

                       BigString Free                   487%

                       BigString Premium                 13%

                       BigString Business               218%

      As of March 21, 2007, the ratio of email account sign-ins to web page visits in 2007 averaged 78%, with 27 million pages served. Users averaged 65 pages per sign-in and 141 pages per unique daily sign-in.

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

      Also available on the BigString website is a Frequently Asked Questions section and a comprehensive BigString User Guide. We believe that BigString's Frequently Asked Questions section and User Guide usually can resolve most of a user's problems. As our business grows and we introduce new products or enhancements to existing products, we expect our Frequently Asked Questions section and User Guide to be updated on a continuous basis.

Interactive Entertainment Portal

      In June 2006, BigString, through its wholly-owned subsidiary, BigString Interactive, launched a new interactive entertainment portal built around
BigString's recallable, erasable and self-destructing email platform. BigString's entertainment portal (which is accessible to logged-in users at www.BigString.com), contains streaming audio and video programming.

      BigString began its programming initiative in June 2006 with the debut of OurPrisoner, BigString's interactive Internet television reality program. The program featured a volunteer, Mr. Kieran Vogel, who allowed the Internet audience to control every aspect of his life for six months live, on camera, 24 hours a day, seven days a week. Most aspects of Mr. Vogel's life in a suburban New Jersey home were streamed in real time and unedited. Through BigString's interactive media platform, viewers voted to determine what he wore, what he ate, whom he dated, whom he talked to, what he watched on television, what music he listened to, and much more. OurPrisoner concluded its six month run in December 2006. The most popular video clips were archived and continue to be accessed daily at www.OurPrisoner.com.

      In December 2006, BigString launched a beta version of FindItAll.com, a video and photo search engine which BigString had acquired in May 2006. FindItAll.com, in conjunction with the Pixsy Media Search platform, provides Internet users a comprehensive search facility for online viral videos, television programs, news events, movies and movie trailers, music videos and other similar media. FindItAll.com's search function allows its users to search for photos and videos by relevance, category, provider or freshness, with the results provided in the form of thumbnail images. This differs from traditional search engines which focus entirely on relevance. The Pixsy Media Search platform provides FindItAll.com with technology that gives users the ability to search for videos from their favorite web providers including YouTube(TM), MetaCafe(TM), Revver(R), StupidVideos.com, Addicting Clips(TM), Fandango(R), iFilm(R), Grouper(R), Reuters(R), Entertainment Weekly(R), Hollywood.com(R), MSNBC(R), The New York Times(R), and DailyLOL.

      Also in December 2006, BigString acquired DailyLOL.com, a viral video website that provides humorous videos, games and pictures. DailyLOL.com was launched as part of the company's interactive entertainment portal.

Protection of Proprietary Rights

      We rely on a combination of U.S. and foreign patent, copyright, trademark and trade secret laws to establish and protect our proprietary rights. In particular, we rely upon our patent application for Universal Recallable, Erasable, Secure and Timed Delivery Email, Serial No. 10/827,199; our service mark for the word "BigString, Serial No. 78336856; and the protection to our proprietary information afforded by the Lanham Act of 1946, 15 U.S.C. ss.ss. 1051-1127; the Economic Espionage Act of 1996, 18 U.S.C. ss.1832; the Uniform Trade Secrets Act; as well as by common-law. If issued by the United States Patent and Trademark Office, the patent for Universal Recallable, Erasable and Timed Delivery Email will expire 20 years following the date our patent application was filed or on April 18, 2024. Our service mark will not expire provided that we continue to make routine filings to keep it current with the United States Patent and Trademark Office.

      On November 24, 2006, BigString filed an application for registration with the United Stated Patent and Trademark Office for the trademark, "World's Coolest Email," serial number 77/050,503. As of March 21, 2007, the trademark application was pending.

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

Market

      We currently market to Internet users who seek to utilize the Internet as their source for e-mail services. Generally, our products and services can be readily accessed through the Internet and thus from virtually anywhere where the Internet is accessible. Email users access BigString's English language site, www.BigString.com, on a global basis, 24 hours a day. As of March 31, 2007, BigString email users reside in 111 countries, compared to 60 countries in December 2006. The top five countries by user are: United States 61%, Canada 7%, United Kingdom 7%, India 3%, and Australia 3%, followed by Germany, France, Italy, the Netherlands and the United Arab Emirates.

      In January 2007, BigString launched Chinese versions of BigString.com's recallable, erasable, and self-destructing email and video email service. They are available at BigString.cn. This launch has opened an enormous new market for our user-controllable email. With the launch of BigString in both traditional and modern Chinese, the company has opened a significant avenue for further user growth. BigString brings privacy innovations which it believes are not generally available to Chinese users with any other email service. The recallable, erasable and self-destructing features in the company's regular email service are available in the Chinese version.

Competition

      We have existing competitors for our businesses that have greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable names and more established relationships in industries that we currently serve or may serve in the future. Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition and future prospects. Many of these firms are well established, have reputations for success and have significantly greater financial, marketing, distribution, personnel, and other resources than us. Further, we may experience price competition, and this competition may adversely affect our financial position and results of operations or adversely affect our revenues and profitability.

      The markets for our services are highly competitive. With limited barriers to entry we believe the competitive landscape will continue to increase both from new entrants to the market as well as from existing players. We remain focused on delivering better, more advanced and innovative services than our competitors.

Employees

      We currently have eight full-time employees and one part-time employee. We believe that our relationship with these employees is satisfactory. We have not suffered any labor problems since our inception.

Advisory Board

      In December 2006, BigString formed an Advisory Board to advise the company on operational matters, such as the implementation and operation of BigString Beta 2.0, DailyLOL.com and FindItAll.com, the company's marketing efforts and future business opportunities. There are currently two members who serve on the Advisory Board, Sidney Braginsky, former President and Chief Operating Officer of Olympus America Inc., Melville, New York; and J. Frederic Kerrest, former Director
Business Development & Alliances of Salesforce.com, Inc., San Francisco, California.

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

Item 2.     Description of Property
            -----------------------

      We occupy space at 3 Harding Road, Suites E and F, Red Bank, New Jersey 07701. Our Red Bank offices have approximately 3,750 square feet of office space. Our operating leases for these premises expire on May 31, 2007. The current monthly occupancy rate is a total of $5,315.00 per month. We believe that these facilities will be adequate to meet our requirements for the foreseeable future.

Item 3.     Legal Proceedings
            -----------------

      We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      None.

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and Small
            ---------------------------------------------------------------
            Business Issuer Purchases of Equity Securities
            ----------------------------------------------

Market Information

      Our common stock commenced quotation on the NASDAQ OTC Bulletin Board under the trading symbol "BSGC" on May 2, 2006. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ OTC Bulletin Board. Please note that this information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Year Ended December 31, 2006                           High        Low
                                                           -----       -----
     Second Quarter (Commenced May 2, 2006)........        $0.86       $0.44
     Third Quarter.................................        $0.48       $0.25
     Fourth Quarter................................        $0.77       $0.24

      The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer. As of March 21, 2007, the following were market makers for our common stock: American Capital Partners, LLC, Archipelago Trading Services, Inc., Citigroup Global Markets, Inc., Direct Edge ECN LLC, Domestic Securities, Inc., E*Trade Capital Markets LLC, Hill Thompson Magid and Co., Inc., Hudson Securities, Inc., Jefferies & Company, Inc., Knight Equity Markets, L.P., Merriman Curhan Ford & Co., Natexis Bleichroeder Inc., Pershing LLC, RBC Capital Markets Corp., Seton Securities Group, Inc., Sterne, Agee & Leach, Inc., The Vertical Trading Group, LLC, UBS Securities LLC, Vfinance Investments, Inc., Westminster Securities Corporation, and Wm. V. Frankel & Co., Inc.

      As of March 21, 2007, the approximate number of registered holders of our common stock was 85; the number of outstanding shares of our common stock was 46,935,125; the number of outstanding shares of our Series A Preferred Stock was 400,000 (currently convertible into 4,000,000 shares of our common stock); and there were 3,893,545 shares of common stock subject to outstanding warrants, and 5,590,100 shares of common stock subject to outstanding stock options.

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

Details  of  Issuance  of  Shares  of  Our  Common  Stock  in  Connection   with
Acquisitions

      On May 19, 2006, BigString completed the acquisition of certain assets, including two websites, from Robb Knie, a principal of Lifeline Industries, Inc. In consideration for the assets, BigString issued 750,000 shares of common stock to Mr. Knie. The market value of BigString's common stock at May 19, 2006 was $0.80 per share. BigString has also agreed to register the shares of common stock. In connection with the issuance of the common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Common Stock and Grant of Warrants in Connection With Advisory Services

      We periodically issue shares of our common stock, warrants and stock options in lieu of cash payments to consultants. On May 2, 2006, BigString issued 1,250,000 shares of common stock, a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $.48, and a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00, in consideration for business consultant services to be provided by Lifeline Industries, Inc. The market value of BigString's common stock at May 2, 2006 was $0.82 per share. BigString also agreed to register the shares of common stock and the shares of common stock underlying the warrants. In connection with the issuance of the common stock and the warrants, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Grants of Warrants in Connection With Advisory Services

      On December 1, 2006, BigString granted warrants to the initial members of our Advisory Board, Sidney Braginsky and J. Frederic Kerrest. Each warrant provides for the purchase of 50,000 shares of BigString's common stock at an exercise price of $0.50 per share. The market value of BigString's common stock at December 1, 2006 was $0.36. Each of these warrants is due to expire on December 1, 2011. In connection with the issuance of the warrants, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Preferred Stock and Grant of Warrants to Investors

      On May 19 2006, BigString issued a total of 400,000 shares of Series A Preferred Stock, par value $0.0001 per share, and warrants to purchase 1,000,000 shares of common stock to Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., for an aggregate purchase price of $2,000,000. The shares of Series A Preferred Stock are convertible under certain circumstances into shares of common stock. The warrants are convertible into shares of common stock at an exercise price per share of $1.25 (market price $0.80 per share). BigString has registered the shares of common stock issuable upon conversion of the shares of Series A Preferred Stock and the shares of common stock underlying the warrants. In connection with the issuance of the Series A Preferred Stock and warrants, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Rule 506 of Regulation D of the Securities Act.

Details of Issuance of Stock Options to Consultants

      On July 11, 2006, BigString approved the grant of a non-qualified stock option to purchase 575,100 shares of common stock to Kieran Vogel in connection with his participation in OurPrisoner, the interactive Internet television program available through the entertainment portal being operated by BigString's wholly-owned subsidiary, BigString Interactive. As of December 16, 2006, Mr. Vogel completed his obligation in connection with his participation in the OurPrisoner program and subsequently entered into a contractual relationship with BigString. The non-qualified stock option has a term of five years from July 11, 2006 and an exercise price of $0.32 per share. The market value of BigString's common stock at July 11, 2006 was $0.32. In connection with the issuance of the stock option, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by
Section 4(2) of the Securities Act.

Exercise of Warrants

      During the year ended December 31, 2006, a total of 165,000 shares of common stock were purchased upon the exercise of warrants by the holders thereof. 100,000 shares of common stock were purchased by Frank Vallone, as of December 20, 2006; 50,000 shares of common stock were purchased by Barbara Musco, as of December 29, 2006; and 15,000 shares of common stock were purchased by Paul A. Levis, as of December 29, 2006. In connection with the issuance of these shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Repurchase of Our Shares of Common Stock

      In May 2006, BigString redeemed 2,000,000 shares of common stock from each of Charles A. Handshy, Jr. and David L. Daniels, former officers and directors of BigString, and 2,000,000 shares of common stock from each of their spouses, June E. Handshy and Deborah K. Daniels, at a purchase price of $0.05 per share. As a result of these redemptions, BigString redeemed a total of 8,000,000 shares of outstanding common stock for an aggregate purchase price of $400,000.

Item 6.     Management's Discussion and Analysis or Plan of Operation
            ---------------------------------------------------------

      The following discussion and analysis is intended to provide information about BigString's financial condition and results of operations for the years ended December 31, 2006 and 2005. This information should be read in conjunction with BigString's audited consolidated financial statements for the years ended December 31, 2006 and 2005, and the period October 8, 2003 (Date of Formation) through December 31, 2006, including the related notes thereto, which are included on pages F-2 through F-25 of this report.

Background

      BigString was incorporated in the State of Delaware on October 8, 2003 under the name "Recall Mail Corporation." The company's name was formally changed to BigString Corporation in July 2005. BigString was formed to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user. BigString currently has two wholly-owned subsidiaries, Email Emissary and BigString Interactive. BigString Interactive is currently BigString's only operating subsidiary.

Development Stage Company

      BigString is considered a development stage enterprise as defined in the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting for Development Stage Companies." BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

Overview

      In order for us to grow our business and increase our revenue, it is critical for us to attract and retain new customers. For us to increase our revenue, we need to establish a large customer base. The more users of our free email services provides us with more opportunities to sell our premium services, which could result in increased revenue. In addition, a large customer base may allow us to increase our advertising rates and attract other Internet based advertising and marketing firms to advertise and form marketing affiliations with us, which would result in increased advertising revenues.

      Our development efforts in 2006 were primarily focused on the successful redesign of our email system, which was launched in December 2006 as BigString Beta 2.0. This release was a significant revision to the application to allow dynamic scalability, feature upgrades and improved user interfaces. We redesigned BigString's website as part of the upgrade. In conjunction with the release of BigString Beta 2.0, we completed the infrastructure build-out to handle millions of accounts with minimal human intervention.

      In 2006, we added a financial and business development leader to the executive team. During the fourth quarter, we developed customer acquisition plans based upon market segment analysis and started promotional testing. Testing is expected to continue until the end of March 2007. We have refined our internet promotions and have lowered the cost of customer acquisition from 83% of targeted cost to 25% of targeted cost. In addition, we enhanced our marketing affiliation program to include our private label email service. This affiliation program successfully commenced in March 2007.

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

      In December 2006, with the launch of BigString Beta 2.0, we added additional criteria to measure our performance as set forth below:

      o     the acquisition cost per user for each of our email services;

      o     the cost and effectiveness for each of our promotional efforts;

      o     the revenue and effectiveness of advertisements we serve; and

      o     the revenue, impressions, clicks and actions per user.

      In 2006, we formed BigString Interactive and launched a new interactive entertainment portal. We began our programming initiative in June 2006 with the debut of OurPrisoner, BigString's interactive Internet television reality program. OurPrisoner concluded its six month run in December 2006. The most popular video clips were archived and continue to be accessed daily at www.OurPrisoner.com. OurPrisoner allowed us to develop core video technology that has been incorporated into our enterprise email offerings. We also plan to leverage our experience with OurPrisoner in future BigString Interactive programs.

      In December 2006, BigString launched a beta version of FindItAll.com, a video and photo search engine which BigString had acquired in May 2006. FindItAll.com, in conjunction with the Pixsy Media Search platform, provides Internet users a comprehensive search facility for online viral videos, television programs, news events, movies and movie trailers, music videos and other similar media. Also in December 2006, BigString acquired DailyLOL.com, a viral video website that provides humorous videos, games and pictures. DailyLOL.com was launched as part of the company's interactive entertainment portal.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon BigString's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires BigString to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, BigString evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. BigString bases its estimates on historical expenses and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      BigString believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

      Revenue Recognition. BigString derives revenue from online services, electronic commerce, advertising and data network services. BigString also derives revenue from marketing affiliations. BigString recognizes revenue in accordance with the guidance contained in the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements."

      BigString recognizes online service revenue over the period that services are provided. Other revenues, which consist principally of electronic commerce and advertising revenues, as well as data network service revenues, are recognized as the services are performed. BigString recognizes these revenues as such because the services have been provided, the fees are fixed or determinable, and collectibility is reasonably assured. Unearned revenue consists primarily of prepaid electronic commerce and annual prepaid subscription fees billed in advance.

      Consistent with the provisions of the Financial Accounting Standards Board (the "FASB") Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross As A Principal Versus Net As An Agent," BigString recognizes revenue associated with its advertising and marketing affiliation programs on a gross basis principally because BigString is the primary obligor. In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of revenue, to its marketing affiliates.

      Consistent with EITF Issue No. 01-9, "Accounting for Considerations Given by a Vendor to a Customer (Including the Reseller of the Vendor's Product)," BigString accounts for cash considerations given to customers, for which it does not receive a separately identifiable benefit or cannot reasonable estimate fair value, as a reduction of revenue rather than an expense.

Accordingly, corresponding distributions to active users and distributions of referral fees are recorded as a reduction of gross revenue.

      BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers' ability to pay.

      Stock-Based Compensation. BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. Effective January 1, 2006, BigString accounts for stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." BigString adopted SFAS No. 123(R) using the modified prospective method. Under this modified prospective application, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation costs for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date are being recognized as the requisite service is rendered after the required effective date. The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. Changes to the grant-date fair value of equity awards granted before the required effective date of this Statement are precluded. The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of SFAS No. 123(R) using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur was not continued. Prior to January 1, 2006, BigString accounted for stock option grants issued to employees and non-employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and had adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." No options or warrants were granted to employees prior to 2006 and no pro forma presentation of net loss and net per share is included. BigString issues shares of its common stock, warrants to purchase common stock and non-qualified stock options to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued.

      Research and Development. BigString accounts for research and development costs in accordance with accounting pronouncements, including SFAS No. 2 "Accounting for Research and Development Costs," and SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." BigString has determined that technological feasibility for its software products is reached shortly before the products are released. Research and development costs incurred between the establishment of technological feasibility and product release have not been material and have accordingly been expensed when incurred.

      Evaluation of Long-Lived Assets. BigString reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance provided in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified. Should the impairment loss be significant, the charge to operations could have a material adverse effect on BigString's results of operations and financial condition.

      Intangible Assets. In June 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually. The valuation of intangible assets has been determined by management after considering a number of factors.

      Accounting for Derivatives. BigString evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related interpretations including EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

Results of Operations

For the Years Ended December 31, 2006 and 2005

      Net Loss. For the year ended December 31, 2006, our net loss was $3,114,225, as compared to a net loss of $2,102,587 for the year ended December 31, 2005, primarily due to an increase in payroll expenses of approximately $530,000 relating to the development of email products and our interactive entertainment portal, and an increase of approximately $441,000 in professional fees relating to consulting and legal expenses.

      Revenues. For the year ended December 31, 2006, our total revenues were $14,286, as compared to $6,747 in revenues for the year ended December 31, 2005. Of the revenues generated for the year ended December 31, 2006, $7,599 was generated from the purchase of our products and $6,687 was generated from advertisers, as compared to $6,419 from the purchase of our products and $328 from advertisers for the year ended December 31, 2005.

      Expenses. Total expenses for the year ended December 31, 2006 were $3,165,861, a $1,040,014 increase over total expenses of $2,125,847 incurred in the year ended December 31, 2005, primarily due to increased development and administrative costs, professional fees and amortization expenses. This significant increase in expenses over the same prior year period was primarily attributable to an increase in payroll by approximately $530,000, relating to full-year average staffing of twelve employees in 2006 compared to full-year average staffing of four employees in 2005 as we completed the development of our email upgrade to BigString Beta 2.0, completed our infrastructure buildout, and launched our interactive entertainment portal. Consulting fees increased by approximately $343,000, relating to the operation of our business and our interactive entertainment portal, including the OurPrisoner interactive Internet television reality program. Legal expenses increased approximately $150,000, relating to the registration of our common stock for certain of our stockholders, corporate governance, asset acquisitions, private placements of securities and compliance with federal and state securities laws. Amortization expense increased approximately $76,300, relating to the amortization of the intangible assets (logos, websites and source codes) acquired by BigString through its acquisitions of FindItAll, AmericanMoBlog and DailyLOL in 2006. Increases in co-location hosting, rent and depreciation expenses were offset by decreases in corporate finance and accounting fees. Marketing and sales expenses for the years ended December 31, 2006 and 2005 were approximately flat, with a decrease in advertising expense of approximately $119,000 offset by marketing expense increases for the operation of our interactive entertainment portal and public relations.

      Interest Income. Interest income was $37,350 for the year ended December 31, 2006, as compared to $16,513 for the year ended December 2005. This increase in interest income was primarily due to the significant increase in BigString's average cash balance resulting from a private placement conducted by BigString in May 2006.

      Income Taxes. No tax provision has been recorded for 2006 and 2005 as a result of our accumulated operating losses.

For the Years Ended December 31, 2005 and 2004

      Net Loss. For the year ended December 31, 2005, our net loss was $2,102,587, as compared to a net loss of $729,536 for the year ended December 31, 2004, primarily due to a $519,719 increase in amortization expense relating to the amortization of the intangible assets (patent application and trademark) acquired by BigString through its acquisition of Email Emissary, Inc. on July 16, 2004, and increased development and administrative costs and professional and consulting fees.

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

      Expenses. Total expenses for the year ended December 31, 2005 were $2,125,847, a $1,390,514 increase over total expenses of $735,333 incurred in the year ended December 31, 2004, primarily due to an increase in amortization expense and increased development and administrative costs and professional fees. This significant increase in expenses over the same prior year period was primarily attributable to a $519,719 increase in amortization expense relating to the amortization of the intangible assets (patent application and trademark) acquired by BigString through its acquisition of Email Emissary on July 16, 2004, an increase in payroll for such period by approximately $155,821, relating to the staffing of six full-time employees and one part-time employee with an average full-year staffing of four employees, an increase in legal expenses for such period by approximately $179,831, relating to our proposed transaction with UniverCell Holdings, Inc., which was terminated prior to completion in May of 2005, the registration of our common stock for certain of our stockholders and the preparation of BigString for compliance as a public reporting company under applicable federal securities laws, and the payment of approximately $199,187 in consulting fees relating to the operation of our business.

      Interest Income. Interest income was $16,513 for the year ended December 31, 2005, as compared to $35 for the year ended December 2004. This increase in interest income was primarily due to the significant increase in BigString's cash balance resulting from several private placements conducted by BigString during the year ended December 31, 2005.

      Income Taxes. No tax provision has been recorded for 2005 and 2004 as a result of our accumulated operating losses.

Liquidity and Capital Resources

      Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we have expended approximately $2,987,000 for operating and investing activities, which has been primarily funded by investments of approximately $3,504,000 from our stockholders.

      Our cash balance as of the year ended December 2006 was $517,074, which was a decrease of $303,783 from our cash balance of $820,857 as of December 31, 2005. This decrease to our cash balance was attributable to operating activities and investments exceeding net financing of $1,478,000 in 2006. BigString raised approximately $1,753,000 through private placements of its common stock in 2005, and in May 2006, sold 400,000 shares of BigString's Series A Preferred Stock and warrants to purchase 1,000,000 shares of BigString's common stock to Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading L.L.C. for an aggregate purchase price of $2,000,000. Corporate finance fees associated with the preferred stock and warrants totaled $140,000. We also received proceeds of $18,000 associated with the exercise of warrants in 2006.

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

      The accompanying consolidated financial statements have been prepared assuming BigString will continue as a going concern. As more fully explained in
Note 2 to BigString's consolidated financial statements, BigString has a working capital deficit and has incurred losses since operations commenced. BigString's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as BigString continues to incur losses. These uncertainties raise substantial doubt about BigString's ability to continue as a going concern. BigString's consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should BigString be unable to continue as a going concern.

      BigString has completed significant development of its email service and has made adjustments to its cost structure, such as the elimination of expenses associated with the production of OurPrisoner and the reduction of a portion of compensation costs associated with development. BigString also expects sales, marketing and advertising expenses and cost of service to increase as we promote and grow our email service. However, if our revenue and cash balance is insufficient to fund the growth of our business, we may seek additional funds. There can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

      Our officers and directors have not, as of the date of this filing, loaned any funds to BigString. There are no formal commitments or arrangements to advance or loan funds to BigString or repay any such advances or loans.

Item 7.     Financial Statements
            --------------------

      The consolidated financial statements and supplementary data of BigString called for by this item are submitted under a separate section of this report. Reference is made to the Index of Financial Statements contained on page F-1 herein.

Item 8.     Changes In and Disagreements With Accountants on Accounting
            -----------------------------------------------------------
            and Financial Disclosure
            ------------------------

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

Item 8B.    Other Information
            -----------------

      None.

                                    PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons and
            -------------------------------------------------------------
            Corporate Governance; Compliance With Section 16(a) of the
            ----------------------------------------------------------
            Exchange Act
            ------------

      The information required under this Item with respect to BigString's directors and executive officers is contained in BigString's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 30, 2007, under the captions "Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act" and "Executive Officers" and is incorporated herein by reference.

Item 10.    Executive Compensation
            ----------------------

      The information required under this Item with respect to executive compensation is contained in BigString's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 30, 2007, under the captions "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and
            ------------------------------------------------------------------
            Related Stockholder Matters
            ---------------------------

      The information required by Items 201(d) and 403 of Regulation S-B is contained in BigString's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 30, 2007, under the captions "Securities Authorized for Issuance under Equity Compensation Plan" and "Principal Stockholders and Security Ownership of Management" and is incorporated herein by reference.

Item 12.    Certain Relationships and Related Transactions and Director
            -----------------------------------------------------------
            Independence
            ------------

      The information required by this item is contained in BigString's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 30, 2007, under the caption "Certain Relationships and Related Transactions" and "Director Independence" and is incorporated herein by reference.

Item 13.    Exhibits
            --------

      Reference is made to the Index of Exhibits beginning on page E-1 herein.

Item 14.    Principal Accountant Fees and Services
            --------------------------------------

      The information required by this item is contained in BigString's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 30, 2007, under the caption "Principal Accountant Fees and Services" and is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIGSTRING CORPORATION


Date: March 29, 2007                   By:  /s/ Darin M. Myman
                                          --------------------------------------
                                          Darin M. Myman
                                          President and Chief Executive Officer

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

       Signatures                                       Title                                  Date
       ----------                                       -----                                  ----
   /s/ Darin M. Myman                President and Chief Executive Officer and             March 29, 2007
---------------------------          Director (Principal Executive Officer)
     Darin M. Myman

/s/ Robert DeMeulemeester            Executive Vice President, Chief Financial             March 29, 2007
---------------------------          Officer and Treasurer (Principal Financial
  Robert DeMeulemeester              and Accounting Officer)

   /s/ Adam M. Kotkin                Chief Operating Officer and Director                  March 29, 2007
---------------------------
     Adam M. Kotkin

   /s/ Marc W. Dutton                                  Director                            March 29, 2007
---------------------------
     Marc W. Dutton

    /s/ Todd M. Ross                                   Director                            March 29, 2007
---------------------------
      Todd M. Ross

    /s/ Lee Rosenberg                                  Director                            March 29, 2007
---------------------------
      Lee Rosenberg

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              BIGSTRING CORPORATION
                                AND SUBSIDIARIES

                          (A Development Stage Company)

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheets at December 31, 2006 and 2005....................F-3

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and the period October 8, 2003 (Date of Formation) through
  December 31, 2006..........................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2006 and 2005, and the period October 8, 2003
  (Date of Formation) through December 31, 2006..............................F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, and the period October 8, 2003 (Date of Formation) through
  31, 2006...................................................................F-7

Notes to Consolidated Financial Statements...................................F-8

                [LETTERHEAD OF WIENER, GOODMAN & COMPANY, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BigString Corporation
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheets of BigString Corporation (formerly Recall Mail Corporation) and subsidiaries (collectively, the "Company") (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 2 to the Company's consolidated financial statements, the Company has a working capital deficit and has incurred losses since operations commenced. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

/s/ Wiener, Goodman & Company, P.C.

WIENER, GOODMAN & COMPANY, P.C.
Eatontown, New Jersey

March 29, 2007

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                             December 31,
                                                                                         2006             2005
                                                                                         ----             ----
                                                       ASSETS

Current assets:
    Cash and cash equivalents                                                        $   517,074       $   820,857
    Accounts receivable - net of allowance                                                 1,736               789
    Prepaid expenses and other current assets                                              4,625            23,981
                                                                                     -----------       -----------

         Total current assets                                                            523,435           845,627

Property and equipment - net                                                             214,612            74,460

Intangible assets - net                                                                2,979,451         3,402,786

Other assets                                                                               8,872             6,579
                                                                                     -----------       -----------

          TOTAL ASSETS                                                               $ 3,726,370       $ 4,329,452
                                                                                     ===========       ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                 $    83,179       $    70,418
    Accrued expenses                                                                     125,179            55,259
    Unearned revenue                                                                       4,681             5,064
                                                                                     -----------       -----------

      Total current liabilities                                                          213,039           130,741
                                                                                     -----------       -----------

Stockholders' equity:
    Preferred stock, $.0001 par value - authorized 1,000,000 shares;
       outstanding 400,000 and 0 shares, respectively                                         40                --
    Common stock, $.0001 par value - authorized 249,000,000 shares;
       outstanding 46,935,125 and 52,770,125 shares, respectively                          4,694             5,277
    Additional paid in capital                                                         9,980,762         7,055,124
    Subscription receivable                                                              (16,250)               --
    Deficit accumulated during the development stage                                  (6,455,915)       (2,861,690)
                                                                                     -----------       -----------

      Total stockholders' equity                                                       3,513,331         4,198,711
                                                                                     -----------       -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 3,726,370       $ 4,329,452
                                                                                     ===========       ===========

                 See notes to consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                   Period
                                                                              October 8, 2003
                                                                            (Date of Formation)
                                              Year Ended December 31,             Through
                                              2006               2005        December 31, 2006
                                          ------------       ------------   -------------------
Net sales                                 $     14,286       $      6,747       $     26,795
                                          ------------       ------------       ------------

Costs and expenses:
    Selling, general and
       administrative expenses               2,129,526          1,165,847          3,620,008
    Amortization of intangibles              1,036,335            960,000          2,436,616
                                          ------------       ------------       ------------
                                             3,165,861          2,125,847          6,056,624
                                          ------------       ------------       ------------

Loss from operations                        (3,151,575)        (2,119,100)        (6,029,829)

Interest income                                 37,350             16,513             53,914
                                          ------------       ------------       ------------

Net loss                                  $ (3,114,225)      $ (2,102,587)      $ (5,975,915)
                                          ============       ============       ============

Loss per common share -
     basic and diluted                    $      (0.07)      $      (0.04)
                                          ============       ============

Weighted average common shares
     outstanding - basic and diluted        49,363,673         47,081,854
                                          ============       ============

                 See notes to consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)

                                               Preferred Stock         Common Stock
                                             -------------------  -----------------------   Additional
                                             No. of                 No. of                    Paid-In     Subscription    Retained
                                  Total      Shares      Amount     Shares       Amount       Capital      Receivable     Earnings
                               -----------  ----------  --------  -----------   ---------   -----------   ------------  -----------
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 8, 2003       $        --          --  $     --           --   $      --   $        --    $        --  $        --
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock
   (at $.0001 per share)                --          --        --   21,210,000       2,121        (2,121)            --           --

Contribution of capital             45,000          --        --           --          --        45,000             --           --

Sale of common stock
   (at $0.25 per share)                 --          --        --       40,000           4         9,996        (10,000)          --

Net loss                           (29,567)         --        --           --          --            --             --      (29,567)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003          15,433          --        --   21,250,000       2,125        52,875        (10,000)     (29,567)
------------------------------------------------------------------------------------------------------------------------------------

Sale of common stock
   (at $0.25 per share)            227,500          --        --      870,000          87       217,413         10,000           --

Issuance of common
   stock for services
   (valued at $0.21 per share)      39,251          --        --      185,000          19        39,232             --           --

Issuance of common
   stock for acquisition
   (valued at $0.24 per share)   4,800,000          --        --   20,000,000       2,000     4,798,000             --           --

Issuance of warrants for
   services (valued at $0.07
   per share)                        3,500          --        --           --          --         3,500             --           --

Net loss                          (729,536)         --        --           --          --            --             --     (729,536)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004       4,356,148          --        --   42,305,000       4,231     5,111,020             --     (759,103)
------------------------------------------------------------------------------------------------------------------------------------

Sale of common stock
   (at $0.25 per share)            230,500          --        --      922,000          92       230,408             --           --

Exercise of warrants
   (at $0.25 per share)             11,250          --        --       45,000           4        11,246             --           --

Issuance of common
   stock for services
   (valued at $0.25 per share)      12,500          --        --       50,000           5        12,495             --           --

Sale of common
   stock (at $0.16 per share)    1,511,700          --        --    9,448,125         945     1,510,755             --           --

Issuance of warrants for
   services (valued at $0.07
   per share)                      179,200          --        --           --          --       179,200             --           --

Net loss                        (2,102,587)         --        --           --          --            --             --   (2,102,587)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005       4,198,711          --        --   52,770,125       5,277     7,055,124             --   (2,861,690)
------------------------------------------------------------------------------------------------------------------------------------

Redemption of shares from
   stockholders (at
   $0.05 per share)               (400,000)         --        --   (8,000,000)       (800)     (399,200)            --           --


                     BIGSTRING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)
                                   (Continued)


                                                  Preferred Stock         Common Stock
                                                -------------------  ----------------------  Additional
                                                No. of                 No. of                  Paid-In    Subscription    Retained
                                     Total      Shares      Amount     Shares      Amount      Capital     Receivable     Earnings
                                  -----------  ----------  --------  -----------  ---------  -----------  ------------  -----------
Issuance of common stock for
   consulting services
   (valued at $0.82 per share)      1,025,000         --         --    1,250,000        125    1,024,875           --            --

Deferred stock-based
   compensation                    (1,025,000)        --         --           --         --   (1,025,000)          --            --

Stock-based compensation
   expense                            314,250         --         --           --         --      314,250           --            --

Issuance of warrants for
   consulting services (valued
   at $0.08, $0.18 and $0.42
   per share)                          36,595         --         --           --         --       36,595           --            --

Issuance of common stock for
   website acquisition (valued
   at $0.80 per share)                600,000         --         --      750,000         75      599,925           --            --

Sale of preferred stock
   (at $.0001 per share)            1,860,000    400,000         40           --         --    1,859,960           --            --

Dividends resulting from the
   allocation of proceeds for
   the beneficial conversion
   feature of the preferred stock          --         --         --           --         --      480,000           --      (480,000)

Exercise of warrants (at $0.16,
   $0.20 and $0.25 per share)          18,000         --         --      165,000         17       34,233      (16,250)           --

Net loss                           (3,114,225)        --         --           --         --           --           --    (3,114,225)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006        $ 3,513,331    400,000   $     40   46,935,125   $  4,694  $ 9,980,762  $   (16,250)  $(6,455,915)
------------------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)


                                                                                          Period October 8, 2003
                                                                                           (Date of Formation)
                                                             Year Ended December 31,              Through
                                                              2006             2005         December 31, 2006
                                                          -----------      -----------    ----------------------
Cash flows from operating activities:
      Net loss                                            $(3,114,225)     $(2,102,587)        $(5,975,915)
Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation of property and equipment                   38,270            7,555              47,677
      Amortization of intangibles                           1,036,335          960,000           2,436,616
      Stock-based compensation                                350,845          191,700             585,296
      Changes in operating assets and liabilities:
          (Increase) in accounts receivable, net                 (947)              --              (1,736)
          Decrease (increase) in prepaid expenses and
               other assets                                    17,063          (29,649)            (13,497)
          Increase in accounts payable                         12,761           67,798              83,179
          Increase in accrued expenses and other
               liabilities                                     69,920           22,741             122,113
          (Decrease) increase in unearned revenue                (383)             700               4,681
                                                          -----------      -----------         -----------
      Net cash used in operating activities                (1,590,361)        (881,742)         (2,711,586)
                                                          -----------      -----------         -----------

Cash flows from investing activities:
      Purchase of property and equipment                     (178,422)         (64,659)           (262,290)
      Acquisitions                                            (13,000)              --             (13,000)
                                                          -----------      -----------         -----------
      Net cash used in investing activities                  (191,422)         (64,659)           (275,290)
                                                          -----------      -----------         -----------

Cash flows from financing activities:
      Proceeds from issuance of preferred stock             1,860,000               --           1,860,000
      Proceeds from issuance of common stock                   18,000        1,753,450           2,043,950
      Payments for redemption of common stock                (400,000)              --            (400,000)
                                                          -----------      -----------         -----------
      Net cash provided by financing activities             1,478,000        1,753,450           3,503,950
                                                          -----------      -----------         -----------

Net (decrease) increase in cash                              (303,783)         807,049             517,074

Cash - beginning of year                                      820,857           13,808                  --
                                                          -----------      -----------         -----------

Cash - end of year                                        $   517,074      $   820,857         $   517,074
                                                          ===========      ===========         ===========

Supplementary information:
      Details of acquisitions:
          Fair value of assets acquired                   $        --      $        --         $     2,790
          Fair value of liabilities assumed                        --               --              (5,857)
          Intangibles                                         613,000               --           5,416,067
                                                          -----------      -----------         -----------
          Common stock issued for website                 $   600,000      $        --         $ 5,400,000
                                                          ===========      ===========         ===========
          Cash issued to effect acquisition               $    13,000      $        --         $    13,000
                                                          ===========      ===========         ===========

      Stock-based compensation:
          Common stock issued for services                $   227,777      $    12,500         $   279,528
          Common stock options issued for services             86,473               --              86,473
          Common stock warrants issued for services            36,595          179,200             219,295
                                                          -----------      -----------         -----------
                                                          $   350,845      $   191,700         $   585,296
                                                          ===========      ===========         ===========

                 See notes to consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD
         -------------------------------------------------------------
         OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH DECEMBER 31, 2006
         -------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

BigString Corporation ("BigString") was incorporated in the State of Delaware on October 8, 2003 under the name "Recall Mail Corporation." The company's name was formally changed to "BigString Corporation" in July 2005. BigString was formed to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user. In March 2004, the BigString email service was introduced to the market.

BigString currently has two wholly-owned subsidiaries, Email Emissary, Inc. ("Email Emissary") and BigString Interactive, Inc. ("BigString Interactive").

Email Emissary, incorporated in the State of Oklahoma, was acquired by BigString in July 2004; in September 2006, all of Email Emissary's assets, including its pending patent application, were transferred to BigString. Email Emissary is currently inactive.

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

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of BigString and its subsidiaries, all of which are wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES
----------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, BigString evaluates its estimates. Actual results could differ from those estimates.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH EQUIVALENTS
----------------

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2006 and December 31, 2005, cash equivalents approximated $510,000 and $814,000, respectively.

CERTAIN RISKS AND CONCENTRATION
-------------------------------

Financial instruments which potentially subject BigString to concentrations of credit risk consist principally of temporary cash investments. BigString places its temporary cash investments with established financial institutions.

Online service revenues consist primarily of prepaid electronic commerce and subscription fees billed and paid in advance.

Accounts receivable are typically unsecured and are primarily derived from advertising revenues earned from customers in the United States, Europe and Asia. Advertising revenues generated through an advertising services firm accounted for 40% and 0% of revenues for the years ended December, 31 2006 and 2005, respectively. No other single advertising services firm or customer generated greater than 10% of revenues in these periods.

REVENUE RECOGNITION
-------------------

BigString derives revenue from online services, electronic commerce, advertising and data network services. BigString also derives revenue from marketing affiliations. BigString recognizes revenue in accordance with the guidance contained in the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements."

BigString recognizes online service revenue over the period that services are provided. Other revenues, which consist principally of electronic commerce and advertising revenues, as well as data network service revenues, are recognized as the services are performed. BigString recognizes these revenues as such because the services have been provided, the fees are fixed or determinable, and collectibility is reasonably assured. Unearned revenue consists primarily of prepaid electronic commerce and annual prepaid subscription fees billed in advance.

Consistent with the provisions of the FASB's Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," BigString recognizes revenue associated with its advertising and marketing affiliation programs on a gross basis principally because BigString is the primary obligor. In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of revenue, to its marketing affiliates.

Consistent with EITF Issue No. 01-9, "Accounting for Considerations Given by a Vendor to a Customer (Including the Reseller of the Vendor's Product)," BigString accounts for cash considerations given to customers, for which it does not receive a separately identifiable benefit or cannot reasonable estimate fair value, as a reduction of revenue rather than an expense.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, corresponding distributions to active users and distributions of referral fees are recorded as a reduction of gross revenue.

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers' ability to pay. Reserves for the years ended December, 31 2006 and 2005 were not material.

DEPRECIATION
------------

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily using the straight-line method over their estimated useful lives of these assets.

STOCK-BASED COMPENSATION
------------------------

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. Effective January 1, 2006, BigString accounts for stock-based compensation under SFAS No. 123(R), "Share-Based Payment." BigString adopted SFAS No. 123(R) using the modified prospective method. Under this modified prospective application, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation costs for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date are being recognized as the requisite service is rendered after the required effective date. The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. Changes to the grant-date fair value of equity awards granted before the required effective date of SFAS No. 123(R) are precluded. The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of SFAS No. 123(R) using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur was not continued. Prior to January 1, 2006, BigString accounted for stock option grants issued to employees and non-employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and had adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." No options or warrants were granted to employees prior to 2006 and no pro forma presentation of net loss and net per share is included.

BigString issues shares of common stock to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued. For the years ended December 31, 2006 and 2005, BigString recorded compensation expense of $227,777 and $12,500, respectively, in connection with the issuance of these shares. For the period October 8, 2003 (Date of Formation) through December 31, 2006, BigString recorded compensation expense of $279,528 in connection with the issuance of these shares.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BigString issues stock purchase warrants to non-employees as stock-based compensation. The fair value of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model. For the year ended December 31, 2006, BigString issued 1,550,000 stock purchase warrants and recorded compensation expense of $36,595. For the year ended December 31, 2005, BigString issued stock purchase warrants to purchase 2,543,545 shares of common stock and recorded compensation expense of $179,200. For the period October 8, 2003 (Date of Formation) through December 31, 2006, BigString recorded compensation expense of $219,295 in connection with the issuance of stock purchase warrants.

BigString also issues stock options to purchase common stock to employees, directors and vendors as stock-based compensation. The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. For the year ended December 31, 2006, BigString issued a vendor non-qualified stock options to purchase 575,100 shares of common stock and recorded compensation expense of $47,775. For the year ended December 31, 2006, BigString also issued employees and directors qualified and non-qualified stock options to purchase 5,020,000 shares of common stock and recorded compensation expense of $38,698. BigString did not grant stock options prior to 2006.

INCOME TAXES
------------

BigString accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax basis of reported assets and liabilities.

The principal items giving rise to deferred taxes are timing differences between book and tax amortization of intangible assets which are not currently deductible for income tax purposes and temporary differences of other expenditures.

RESEARCH AND DEVELOPMENT
------------------------

BigString accounts for research and development costs in accordance with accounting pronouncements, including SFAS No. 2, "Accounting for Research and Development Costs," and SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." BigString has determined that technological feasibility for its software products is reached shortly before the products are released. Research and development costs incurred between the establishment of technological feasibility and product release have not been material and have accordingly been expensed when incurred.

Research and development costs are included within selling, general and administrative expenses, and exclude compensation, amortization and depreciation expenses, which are also included within selling, general and administrative expenses. All research and development in 2006 was performed internally for the benefit of BigString. BigString does not perform such activities for others. BigString had software licensing costs of $21,534 and no outside development costs for the year ended December 31, 2006, as compared to software licensing costs of $11,675 and outside development costs of $36,250, for the year ended December 31, 2005.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These costs have been incurred in conjunction with the development of the e-mail products which BigString now offers. For the period October 8, 2003 (Date of Formation) through December 31, 2006, BigString had research and development costs of $142,190.

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

EARNINGS (LOSS) PER COMMON SHARE
--------------------------------

Basic  earnings  (loss) per common  share is computed by dividing  net  earnings
(loss) by the weighted average number of common shares outstanding during the specified period and after preferred stock dividend requirements. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period and after preferred stock dividend requirements. All potentially dilutive securities, which include outstanding preferred stock, warrants and options, have been excluded from the computation, as their effect is antidilutive.

BUSINESS COMBINATIONS
---------------------

Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at their fair value at the date of acquisition.

INTANGIBLES
-----------

In June 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually.

ACCOUNTING FOR DERIVATIVES
--------------------------

BigString evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and related interpretations including Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

For financial instruments, including cash investments, accounts payable and accrued expenses, it was assumed that the carry amount approximated fair value because of the short maturities of such instruments.

NEW FINANCIAL ACCOUNTING STANDARDS
----------------------------------

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for BigString on January 1, 2008. BigString is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans," an amendment of the FASB Statements Nos. 87, 88, 106 and 132(R). SFAS No. 158 will require employers to recognize their defined benefit plans' overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. BigString adopted SFAS No. 158 during the fourth quarter of 2006. The adoption did not have a material impact on BigString's consolidated financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities using fair value. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. BigString does not believe that the adoption of SFAS No. 157 will have a material impact on its consolidated financial position, cash flows or results of operations.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. BigString adopted SAB No. 108 during the fourth quarter of 2006. The adoption did not have a material impact on
BigString's   consolidated   financial  position,   cash  flows  or  results  of
operations.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), as an interpretation of the FASB Statement No. 109, "Accounting for Income Taxes." This interpretation provides clarification for how uncertain income tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing BigString's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. BigString does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial position, cash flows or results of operations.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to prior year balances in order to conform to the current year's presentation.

2.    GOING CONCERN

For the year ended December 31, 2006, BigString's consolidated financial statements reflect a net loss of $3,114,225, net cash used in operations of $1,590,361, a working capital deficit of $2,986,876, a stockholders' deficit of $6,455,915 and an accumulated deficit of $5,975,915. These matters raise doubt about the ability of BigString to continue as a going concern. BigString's consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

The ability of BigString to continue as a going concern is dependent on BigString's ability to further implement its business plan, raise capital and generate additional revenues. BigString cannot assure that it will generate sufficient cash flow from operations or obtain additional financing.

The time required for BigString to become profitable is highly uncertain, and BigString cannot assure that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, planned marketing expenditures and working capital requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond BigString's control, including the state of the capital markets and the prospects for BigString's business. The necessary additional financing may not be available to BigString or may be available only on terms that would result in further dilution to the current stockholders of BigString.

3.    ACQUISITIONS

On December 11, 2006, BigString completed the acquisition of the website, DailyLOL.com, through an asset purchase agreement. The cash purchase price of $13,000 has been allocated to intangible assets based on estimated fair value. The acquisition includes right, title and interest in domain names, customer and member lists and source code.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A condensed balance sheet of the major assets and liabilities associated with the acquisition of DailyLOL.com as of the date of the acquisition is as follows:

                    Intangible assets                    $13,000
                                                         -------
                    Net assets acquired                  $13,000
                                                         =======

The results of operations of the assets acquired were not material, and accordingly, pro forma summary results have not been included.

On May 19, 2006, BigString completed the acquisition of certain assets, including two websites, from a principal of Lifeline Industries, Inc. In consideration for the assets, BigString issued 750,000 shares of BigString's common stock. The market value of BigString's common stock on May 19, 2006 was $0.80 per share. BigString has also agreed to register the shares of common stock. In conjunction with this acquisition, BigString acquired an intangible asset for $600,000 based on estimated fair value. The acquisition includes right, title and interest in domain names, customer and member lists and source code.

The results of operations of the assets acquired were not material, and accordingly, pro forma summary results have not been included.

On July 16, 2004, BigString completed the acquisition of Email Emissary. BigString purchased 100% of Email Emissary's stock for 20,000,000 shares of BigString's common stock. BigString acquired Email Emissary to consolidate its marketing and development operations. The purchase price of $4,800,000 was allocated to both tangible and intangible assets and liabilities based on estimated fair values. Approximately $4,803,000 of identifiable intangible assets (patent application, trademark and websites) arose from this transaction. Such intangible assets are being amortized on a straight-line basis over the estimated economic life of five years.

This acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Email Emissary has been included in BigString's consolidated financial statements from July 16, 2004, the date of closing.

4.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                         December, 31
                                                      2006          2005
                                                   ---------     ---------
      Computer equipment and internal software     $ 253,115     $  79,639
      Furniture and fixtures                           8,600         4,229
                                                   ---------     ---------
                                                     261,715        83,868
      Less accumulated depreciation                   47,103         9,408
                                                   ---------     ---------
                                                   $ 214,612     $  74,460
                                                   =========     =========

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the years ended December 31, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through December 31, 2006, was $38,270, $7,555 and $47,678, respectively.

5.    GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of patent and trademark fees, logos and source codes and websites. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations including an independent formal appraisal. Other intangibles are being amortized over five years. Amortization expense was $1,036,335, $960,000 and $2,436,616 for the years ended December 31, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through December 31, 2006, respectively.

Other intangible assets consist of the following:

                                                      December, 31
                                                  2006             2005
                                              -----------      -----------
      Patent application, trademark,
         logos, websites and source codes     $ 5,416,067      $ 4,803,067
      Accumulated amortization                 (2,436,616)      (1,400,281)
                                              -----------      -----------
                                              $ 2,979,451      $ 3,402,786
                                              ===========      ===========

Should the patent for BigString's Universal Recallable, Erasable and Timed Delivery Email not be issued, BigString will write-off the unamortized amount of the patent intangible amount. Estimated amortization expenses for intangible assets for the next five years, are as follows:

                                                        Estimated
                        Years Ending                  Amortization
                        December 31,                     Expense
                        ------------                ---------------
                        2007                        $     1,083,213
                        2008                              1,083,213
                        2009                                642,933
                        2010                                122,600
                        2011                                 47,492

Patent application and trademark, logos, websites and source codes have weighted-average useful lives remaining of 1.8 and 2.7 years, respectively.

6.    INCOME TAXES

At December 31, 2006, BigString has a net operating loss carry-forward of approximately $6 million, which expires in various years through 2027. Deferred income taxes reflect the impact of net operating carry-forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from BigString's net operating loss carry-forward, BigString has recorded a valuation allowance for the entire amount of the deferred tax asset.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    COMMON STOCK

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

During 2004, BigString issued 185,000 shares of common stock valued at $0.21 per share in consideration for consulting services provided by two marketing consultants. BigString recorded consulting expense of $39,251 in connection with the issuance of these shares.

During 2005, BigString issued 50,000 shares of common stock valued at $0.25 per share for business advisory services performed by a member of our Advisory Board. BigString recorded compensation expense of $12,500 in connection with the issuance of these shares.

For the year ended December 31, 2005, BigString concluded several private placements pursuant to which it sold 922,000 shares of its common stock at a per share purchase price of $0.25 and 9,448,125 shares of its common stock at a per share purchase price of $0.16. As a result of these private placements, BigString received $1,742,200 in gross proceeds.

On May 2, 2006, BigString issued 1,250,000 shares of common stock, a fully vested five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and a fully vested five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00, in consideration for business consultant services to be provided by Lifeline Industries, Inc. The market value of BigString's common stock at May 2, 2006 was $0.82 per share. BigString also agreed to register the shares of common stock and the shares of common stock underlying the warrants. BigString recorded the transaction in accordance with SFAS No. 123(R). The common stock issued resulted in a deferred consulting expense of $1,025,000 and will be expensed over the life of the agreement, which is 3 years. BigString expensed consulting fees of $227,777 for the year ended December 31, 2006, and the balance of

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$797,223  of  total   unrecognized   compensation   cost  is   included   within
paid-in-capital on BigString's consolidated balance sheet.

On May 19, 2006, BigString completed the acquisition of certain assets, including two websites, from a principal of Lifeline Industries, Inc. In consideration for the assets, BigString issued 750,000 shares of common stock. The market value of BigString's common stock at May 19, 2006 was $0.80 per share. BigString has also agreed to register the shares of common stock. In conjunction with this acquisition, BigString has recorded an intangible asset for $600,000.

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

8.    PREFERRED STOCK

On May 19 2006, BigString issued a total of 400,000 shares of Series A Preferred Stock, par value $0.0001 per share, and warrants to purchase 1,000,000 shares of common stock to Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., for an aggregate purchase price of $2,000,000. The shares of Series A Preferred Stock are convertible under certain circumstances into shares of common stock. The warrants are convertible into shares of common stock at an exercise price per share of $1.25 (market price $0.80 per share). BigString has registered the shares of common stock issuable upon conversion of the shares of Series A Preferred Stock and the shares of common stock underlying the warrants. In conjunction with this transaction, BigString incurred a fee of $140,000, which is included in additional paid in capital.

BigString accounted for the convertible preferred stock under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and related interpretations including EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Included to, and Potentially Settled in, a Company's Own Stock." BigString performed calculations allocating the proceeds of the Series A Preferred Stock with detachable warrants to each respective security at their fair values. The value of the warrants of $400,000 was recorded as a reduction of the convertible preferred stock and credited to additional paid-in-capital. The recorded discount of $480,000 resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to the preferred stockholders at the date of issuance of the convertible preferred stock.

9.    SHARE-BASED COMPENSATION

On January 1, 2006, BigString adopted SFAS No. 123(R), "Share-Based Payment," requiring the recognition of compensation expense in the consolidated statements of operations related to the fair value of its employee and non-employee share-based options and warrants. SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25,
"Accounting  for Stock Issued to Employees."  SFAS No. 123(R) is

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

supplemented by SAB No. 107, "Share-Based Payment." SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC results and regulations including the valuation of share-based payment arrangements.

Compensation for Services:

During 2004, BigString issued warrants as payment for advisory services. The warrants provided for the purchase of 60,000 shares of BigString's common stock at an exercise price of $0.25. Prior to the January 1, 2007 expiration date, certain of these warrants were exercised in 2005, which resulted in 45,000 shares of common stock being issued to the holders thereof. As a result of these exercises, BigString received $11,250 in gross proceeds. The remainder of these warrants was exercised in 2006, which resulted in 15,000 shares of common stock being issued to the holder thereof. As a result of this exercise, BigString recorded a subscription receivable of $3,750. In connection with the issuance of these warrants, BigString recorded an expense of $3,500 which is included in the consolidated statement of operations for the year ended December 31, 2004. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

On January 1, 2005, BigString granted warrants to two consultants, as payment for advisory services. Each warrant provides for the purchase of 50,000 shares of BigString's common stock at an exercise price of $0.25 per share. Certain of these warrants were exercised in 2006, which resulted in 50,000 shares of common stock being issued to the holders thereof. As a result of these exercises, BigString recorded a subscription receivable of $12,500. In addition, a warrant providing for the purchase of 50,000 shares of common stock expired on January 1, 2007. In connection with the issuance of these warrants, BigString recorded an expense of $7,400 which is included in BigString's consolidated statements of operations for the year ended December 31, 2005. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

On September 23, 2005, BigString granted warrants to a consultant, as payment for advisory services. One warrant provides for the purchase of 1,246,707 shares of common stock with a per share exercise price of $0.16, and the second warrant provides for the purchase of 1,196,838 shares of common stock with a per share exercise price of $0.20. Each of these warrants is due to expire on September 23, 2010 and the grants are non-forfeitable. Certain of these warrants were partially exercised in 2006, which resulted in 100,000 shares of common stock being issued to the holder thereof. As a result of these partial exercises, BigString received $18,000 in gross proceeds. In connection with the issuance of these warrants, BigString recorded an expense of $171,800 which is included in BigString's consolidated statements of operations for the year ended December 31, 2005. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 7, on May 2, 2006, BigString issued warrants to purchase shares of common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc. A total of $135,300 of the deferred compensation in connection with the warrants will be expensed over a period of 36 months. For the year ended December 31, 2006, BigString expensed $30,065 in connection with these services. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5.0%; and expected life of 2 years. The weighted average fair value of these warrants was $0.42 and $0.18 per share, respectively.

On December 1, 2006, BigString granted warrants to two consultants, as payment for advisory services. Each warrant provides for the purchase of 50,000 shares of BigString's common stock at an exercise price of $0.50 per share. Each of these warrants is due to expire on December 1, 2011. In connection with the issuance of these warrants, BigString recorded an expense of $6,530 which is included in BigString's consolidated statements of operations for the year ended December 31, 2006. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 4.5%; and expected life of 2.6 years. The weighted average fair value of these warrants was $0.08 per share.

Information regarding the warrants outstanding, all of which are exercisable, for 2006 and 2005 is as follows:

                                                                                     Weighted
                                                                         Weighted     Average
                                                                          Average    Remaining          Aggregate
                                                                         Exercise   Contractual         Intrinsic
                                                        Shares             Price        Term              Value
                                                      -----------        --------   ------------       ----------
Warrants outstanding at December 31, 2004                 15,000          $ 0.25
Warrants granted                                       2,543,545          $ 0.18
Warrants exercised                                            --          $   --
Warrants cancelled/forfeited/expired                          --          $   --
                                                       ---------          ------
Warrants outstanding at December 31, 2005              2,558,545          $ 0.18          4.6          $         0
                                                       =========          ======          ===          ===========

Warrants granted                                       1,550,000          $ 1.05
Warrants exercised                                      (165,000)         $ 0.21
Warrants cancelled/forfeited/expired                          --          $   --
                                                       ---------          ------
Warrants outstanding at December 31, 2006              3,943,545          $ 0.52          5.2          $ 1,501,939
                                                       =========          ======          ===          ===========

Warrants exercisable at December 31, 2005              2,558,545          $ 0.18          4.6          $         0
                                                       =========          ======          ===          ===========
Warrants exercisable at December 31, 2006              3,943,545          $ 0.52          5.2          $ 1,501,939
                                                       =========          ======          ===          ===========

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of BigString's common stock on December 31, 2006 and the exercise price for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on December 31, 2006. BigString common stock was not publicly traded in 2005 and the aggregate intrinsic value for the year ending December 31, 2005 was $0. The total intrinsic value of warrants exercised in the year ended December 31, 2006 was $92,800. Cash received and subscription receivables from

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

warrant exercises for the year ended December 31, 2006 were $18,000 and $16,250, respectively.

The weighted average grant date fair value of warrants granted in the years ended December 31, 2006 and 2005 was $0.17 and $0.07, respectively.

Equity Incentive Plan and Stock Options Issued to Consultant:

At the 2006 Annual Meeting of Stockholders, the BigString Corporation 2006 Equity Incentive Plan (the "Equity Incentive Plan") was approved by a majority of BigString's stockholders. Under the Equity Incentive Plan, incentive and nonqualified stock options or rights to purchase common stock may be granted to eligible participants. Options are generally priced to be at least 100% of the fair market value of BigString's common stock at the date of the grant. Options are generally granted for a term of five or ten years. Options granted under the Equity Incentive Plan generally vest between one and five years.

On July 11, 2006, BigString approved the grant of a non-qualified stock option to purchase 575,100 shares of common stock to Kieran Vogel in connection with his participation in OurPrisoner, the interactive Internet television program available through the entertainment portal being operated by BigString's wholly-owned subsidiary, BigString Interactive. As of December 16, 2006, Mr. Vogel completed his obligation in connection with his participation in the OurPrisoner program and subsequently entered into a contractual relationship with BigString. The non-qualified stock option has a term of five years from July 11, 2006 and an exercise price of $0.32 per share. For the year ended
December 31, 2006, BigString recorded a consulting expense of $47,775 in accordance with the provisions of that contract.

On July 11, 2006, BigString granted incentive stock options to purchase 2,620,000 shares of common stock under its Equity Incentive Plan to certain of BigString's employees. Incentive stock options to purchase 1,450,000 shares of common stock were granted at an exercise price of $0.32 per underlying share with 25% vesting every three months for one year, and incentive stock options to purchase 1,170,000 shares of common stock were granted at an exercise price of $0.50 per underlying share with vesting over periods of three and four years. In addition, non-qualified stock options to purchase 600,000 shares of common stock were granted to two non-employee directors at an exercise price of $0.50 per underlying share with vesting over a period of three years.

On September 18, 2006, BigString granted an incentive stock option to purchase 1,800,000 shares of common stock under its Equity Incentive Plan to BigString's newly appointed Executive Vice President, Chief Financial Officer and Treasurer. When vested, 400,000 shares of common stock will be eligible for purchase at the per share price equal to $0.24; 600,000 shares of common stock will be eligible for purchase at $0.50 per share; 400,000 shares of common stock will be eligible for purchase at $.90 per share; and 400,000 shares of common stock will be eligible for purchase at $1.25 per share. The incentive stock option vests quarterly over a three year period, and the shares of common stock subject to the incentive stock option will vest in order of exercise price, with the shares with the lower exercise price vesting first.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2006, BigString recorded consulting expense of $47,775 and stock-based compensation expense of $38,698. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

Information regarding the stock options outstanding during the year ended December 31, 2006 is as follows:

                                                                                       Weighted
                                                                                        Average
                                                                        Weighted       Remaining       Aggregate
                                                                         Average      Contractual      Intrinsic
                                                       Shares        Exercise Price       Term           Value
                                                      --------       --------------   -----------      ---------
Options outstanding at December 31, 2005                     --           $   --
Options granted                                       5,595,100           $ 0.50
Options exercised                                            --           $   --
Options cancelled/forfeited/expired                          --           $   --
                                                      ---------           ------
Options outstanding at December 31, 2006              5,595,100           $ 0.50           7.8         $1,763,195
                                                      =========           ======           ===         ==========

Options exercisable at December 31, 2006              1,087,600           $ 0.31           5.2         $  501,420
                                                      =========           ======           ===         ==========

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of BigString's common stock on December 31, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2006. The total intrinsic value of options exercised in the year ended December 31, 2006 was $0.

The weighted average grant date fair value of options granted in the year ended December 31, 2006 was $0.06.

Cash received from option exercises and purchases of shares under the Equity Incentive Plan for the year ended December 31, 2006 was $0. The total tax benefit attributable to options exercised in the year ended December 31, 2006 was $0.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SAB No. 107. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. We have limited relevant historical information to support the expected exercise behavior because our stock has been publicly traded only since May 1, 2006. The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Period
                                                              October 8, 2003
                                                                 (Date of
                                       Years ended               Formation)
                                       December 31,               Through
                                   2006           2005       December 31, 2006
                                 --------       --------     -----------------

      Risk-free interest rate      5.03%            --              5.03%
      Expected volatility            39%            --                39%
      Expected life (in years)      2.6             --               2.6
      Dividend yield                 --             --                --

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of the grant.

BigString estimates the volatility of its common stock at the date of the grant based on historical volatility, expected volatility and publicly traded peer companies.

The expected life of stock options granted under the Equity Incentive Plan is based on management judgment, publicly traded peer companies and the simplified method as prescribed in SAB No. 107.

BigString has no history or expectations of paying cash dividends on its common stock.

10.   COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which require BigString to pay certain executory costs (such as insurance and maintenance).

Future minimum lease payments for operating leases are approximately as follows:

                      Years Ending               Minimum
                      December 31            Lease Payments
                      -----------            --------------

                          2007                     30,900
                                               ----------
                                               $   30,900
                                               ==========

Rental expense was approximately $73,535, $20,400 and $112,386 for the years ended December 31, 2006 and 2005, and for the period October 8, 2003 (Date of Formation) through December 31, 2006, respectively.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. to provide public relations services. BigString incurred consulting expenses totaling $91,355 for the year ending December 31, 2006 and $103,504 for the period October 8, 2003 (Date of Formation) through December 31, 2006. In consideration for services performed, BigString also issued to Howard Greene 140,000 shares of common stock in April, 2005.

On September 23, 2005, BigString signed a one-year business consultant services agreement with a related party. Upon signing this agreement, BigString paid a $25,000 non-refundable retainer fee to be applied toward monthly invoices. As of December 31, 2006, the $25,000 amount was fully applied.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc. In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (i) 1,250,000 shares of common stock, (ii) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (iii) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00. BigString incurred consulting expenses totaling $257,842 for the year ended December 31, 2006 and the period October 8, 2003 (Date of Formation) through December 31, 2006. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

On July 11, 2006 BigString issued a consultant agreement with Kieran Vogel in connection with his participation in the OurPrisoner program. Mr. Vogel subsequently entered into a contractual relationship with BigString. In consideration for the services to be performed under the agreement, BigString granted a non-qualified stock option as payment for services. BigString incurred consulting expenses totaling $47,775 for the year ending December 31, 2006 and the period October 8, 2003 (Date of Formation) through December 31, 2006.

On December 19, 2006 BigString announced the formation of an Advisory Board to advise the company on operational matters. On December 1, 2006, BigString granted warrants to two members of the Advisory Board in consideration for advisory services. BigString incurred consulting expenses totaling $6,530 for the year ending December 31, 2006 and the period October 8, 2003 (Date of Formation) through December 31, 2006.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising revenues, to its marketing affiliates. As of December 31, 2006, these commitments were not material.

Other Commitments:

In the ordinary course of business, BigString may provide indemnifications to customers, vendors, lessors, marketing affiliates, directors, officers and other parties with respect to certain matters. It is not possible to determine the aggregate maximum potential loss under these

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indemnification agreements due to the limited history of prior indemnification claims and unique circumstances involved in each agreement. Historically, BigString has not incurred material costs as a result of obligation under these agreements and has not accrued any liabilities related to such agreements.

As of December 31, 2006, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

                                INDEX OF EXHIBITS

Exhibit No.       Description of Exhibit

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

   10.24 Agreement, dated December 1, 2005, by and among BigString and the following selling stockholders: AJW New Millennium Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC, David M. Adredge, David A. Arledge, Susan Baran, Jeffrey M. Barber and JoAnn Barber, Nicholas Codispoti, Nicholas Codispoti, IRA, Codispoti Foundation, Jon M. Conahan, Dean G. Corsones, Michael Dewhurst, Marc Dutton, Theodore Fadool, Jr., Howard Greene, Harvey M. Goldfarb, Charles
              S. Guerrieri, Brenda L. Herd and Glenn A. Herd, Herd Family Partnership, Ronald C. Herd and Michele Herd, Steven Hoffman, James R. Kaufman and Barbara Kaufman, Jeffrey Kay and Lisa Kay, Gerald Kotkin, Paul A. Levis PSP, Joel Marcus, Barbara A. Musco and Barrie E. Bazar, Craig Myman, New Millennium Capital Partners II, LLC, Alfred Pantaleone, Sara R. Pasquarello, Richard P.
              Petrone and George Petrone, David Prado and Kim Prado, Lee Rosenberg, Todd M. Ross, Marc Sandusky, Adam Schaffer, H. Joseph Sgroi, Shefts Family LP, Thomas Shields, Mark Yuko, Bradley Zelenitz and Shefts Associates, Inc., incorporated by reference to
              Exhibit 10.25 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

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

   10.41 Letter Agreement, dated September 18, 2006, between BigString and Robert DeMeulemeester, incorporated by reference to Exhibit 10.41 to the Current Report on Form 8-K filed with the SEC on September 21, 2006.

   10.42      BigString Corporation 2006 Equity Incentive Plan.

   10.42.1    Form of Incentive Option Agreement (Employees).

   10.42.2    Form of Director Option Agreement (Non-employee Directors).

   14.1       Code of Ethics of BigString,  incorporated by reference to Exhibit
              14.1 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

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