Form 10QSB
period 2007-03-31
BigString CORP
filed 2007-05-15
CIK 1335282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  _____________ to ____________

                        Commission file number 000-51661

                              BIGSTRING CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   20-0297832
---------------------------------        --------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

               3 Harding Road, Suite F, Red Bank, New Jersey 07701
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 741-2840
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

As of May 11, 2007, there were 47,267,125 shares of the Issuer's Common Stock, par value $0.0001 per share, outstanding.

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

      In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-QSB.

                              BIGSTRING CORPORATION

                              INDEX TO FORM 10-QSB

                                                                                                        PAGE
                                                                                                        ----
PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements.....................................................................      1

            Consolidated Balance Sheets as of  March 31, 2007 (unaudited)
            and December 31, 2006....................................................................      2

            Consolidated Statements of Operations (unaudited)
            for the three months ended March 31, 2007 and 2006
            and the period October 8, 2003 (Date of Formation) through March 31, 2007................      3

            Consolidated Statements of Stockholders' Equity (unaudited)
            for the three months ended March 31, 2007 and 2006
            and the period October 8, 2003 (Date of Formation) through March 31, 2007................      4

            Consolidated Statements of Cash Flows (unaudited)
            for the three months ended March 31, 2007 and 2006
            and the period October 8, 2003 (Date of Formation) through March 31, 2007................      6

            Notes to Unaudited Consolidated Financial Statements.....................................      7

Item 2.     Management's Discussion and Analysis or Plan of Operation................................     22

Item 3.     Controls and Procedures..................................................................     28

PART II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings........................................................................     29

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds..............................     29

Item 3.     Defaults Upon Senior Securities..........................................................     29

Item 4.     Submission of Matters to a Vote of Security Holders......................................     29

Item 5.     Other Information........................................................................     29

Item 6.     Exhibits.................................................................................     29

Signatures...........................................................................................     30

Index of Exhibits....................................................................................    E-1

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

      Certain  information and footnote  disclosures  required under  accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2006 of BigString Corporation ("BigString").

      The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results of the entire fiscal year or for any other period.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                           March 31, 2007    December 31, 2006
                                                                           --------------    -----------------
                                                                             (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                 $   206,073       $     517,074
   Accounts receivable - net of allowance of $70 and $0                            1,346               1,736
   Prepaid expenses and other current assets                                       7,500               4,625
                                                                             -----------       -------------

      Total current assets                                                       214,919             523,435

Property and equipment - net                                                     201,649             214,612

Intangible assets - net                                                        2,708,648           2,979,451

Other assets                                                                       8,872               8,872
                                                                             -----------       -------------

      TOTAL ASSETS                                                           $ 3,134,088       $   3,726,370
                                                                             ===========       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $   134,682       $      83,179
   Accrued expenses                                                               18,506             125,179
   Unearned revenue                                                               11,040               4,681
                                                                             -----------       -------------

      Total current liabilities                                                  164,228             213,039
                                                                             -----------       -------------
Stockholders' equity:
   Preferred stock, $.0001 par value - authorized 1,000,000 shares;
      outstanding 400,000 and 400,000 shares, respectively                            40                  40
   Common stock, $.0001 par value - authorized 249,000,000 shares;
      outstanding 47,267,125 and 46,935,125 shares, respectively                   4,727               4,694
   Additional paid in capital                                                 10,202,494           9,980,762
   Subscription receivable                                                            --             (16,250)
   Deficit accumulated during the development stage                           (7,237,401)         (6,455,915)
                                                                             -----------       -------------

      Total stockholders' equity                                               2,969,860           3,513,331
                                                                             -----------       -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,134,088       $   3,726,370
                                                                             ===========       =============

            See notes to unaudited consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)
                                   (Unaudited)

                                                                                              Period
                                                                                         October 8, 2003
                                                      Three Months     Three Months    (Date of Formation)
                                                          Ended            Ended             Through
                                                     March 31, 2007   March 31, 2006      March 31, 2007
                                                     --------------   --------------   -------------------
Net sales                                             $      9,775     $      3,172       $      36,570

Costs and expenses(1):
   Cost of revenues                                         43,324           23,262             336,405
   Research and development                                139,097          129,174           1,247,878
   Sales and marketing                                      66,946           10,812             417,332
   General and administrative                              275,247          158,399           2,143,007
   Amortization of intangibles                             270,803          240,000           2,707,419
                                                      ------------     ------------       -------------
                                                           795,417          561,647           6,852,041
                                                      ------------     ------------       -------------

Loss from operations                                      (785,642)        (558,475)         (6,815,471)

Interest income                                              4,156            4,488              58,070
                                                      ------------     ------------       -------------

Net loss                                              $   (781,486)    $   (553,987)      $  (6,757,401)
                                                      ============     ============       =============

Loss per common share - basic and diluted             $      (0.02)    $      (0.01)
                                                      ============     ============

Weighted average common shares
   outstanding - basic and diluted                      47,060,547       52,770,125
                                                      ============     ============

(1)Stock-based compensation by function
   included above
   Cost of revenues                                   $        903     $         --       $      29,541
   Research and development                                 11,062               --              57,911
   Sales and marketing                                      94,136               --             134,300
   General and administrative                              115,664               --             585,309
                                                      ------------     ------------       -------------
      Total stock-based compensation expense          $    221,765     $         --       $     807,061
                                                      ============     ============       =============

            See notes to unaudited consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)
                                   (Unaudited)

                                                Preferred Stock          Common Stock        Additional
                                              --------------------  ----------------------     Paid-In    Subscription    Retained
                                    Total     No. of Shares Amount  No. of Shares   Amount     Capital     Receivable     Earnings
                                ------------  -----------------------------------  -------  ------------  ------------  ------------
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 8, 2003        $         --          --    $   --             --  $    --  $         --  $         --  $        --
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock
   (at $.0001 per share)                  --          --        --     21,210,000    2,121        (2,121)           --           --

Contribution of capital               45,000          --        --             --       --        45,000            --           --

Sale of common stock
   (at $0.25 per share)                   --          --        --         40,000        4         9,996       (10,000)          --

Net loss                             (29,567)         --        --             --       --            --            --      (29,567)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003            15,433          --        --     21,250,000    2,125        52,875       (10,000)     (29,567)
------------------------------------------------------------------------------------------------------------------------------------

Sale of common stock
   (at $0.25 per share)              227,500          --        --        870,000       87       217,413        10,000           --

Issuance of common
   stock for services
   (valued at $0.21 per share)        39,251          --        --        185,000       19        39,232            --           --

Issuance of common
   stock for acquisition
   (valued at $0.24 per share)     4,800,000          --        --     20,000,000    2,000     4,798,000            --           --

Issuance of warrants
   for services
   (valued at $0.07 per share)         3,500          --        --             --       --         3,500            --           --

Net loss                            (729,536)         --        --             --       --            --            --     (729,536)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004         4,356,148          --        --     42,305,000    4,231     5,111,020            --     (759,103)
------------------------------------------------------------------------------------------------------------------------------------

Sale of common stock
   (at $0.25 per share)              230,500          --        --        922,000       92       230,408            --           --

Exercise of warrants
   (at $0.25 per share)               11,250          --        --         45,000        4        11,246            --           --

Issuance of common
   stock for services
   (valued at $0.25 per share)        12,500          --        --         50,000        5        12,495            --           --

Sale of common stock
   (at $0.16 per share)            1,511,700          --        --      9,448,125      945     1,510,755            --           --

Issuance of warrants
   for services
   (valued at $0.07 per share)       179,200          --        --             --       --       179,200            --           --

Net loss                          (2,102,587)         --        --             --       --            --            --   (2,102,587)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005         4,198,711          --        --     52,770,125    5,277     7,055,124            --   (2,861,690)
------------------------------------------------------------------------------------------------------------------------------------

Redemption of shares from
   stockholders
   (at $0.05 per share)             (400,000)         --        --     (8,000,000)    (800)     (399,200)           --           --

Issuance of common stock for
   consulting services
   (valued at $0.82 per share)     1,025,000          --        --      1,250,000      125     1,024,875            --           --

Deferred stock-based
   compensation                   (1,025,000)         --        --             --       --    (1,025,000)           --           --

Stock-based compensation
   expense                           314,250          --        --             --       --       314,250            --           --

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)
                                   (Continued)

                                                 Preferred Stock        Common Stock
                                                -----------------  -----------------------   Additional
                                                 No. of                                        Paid-In    Subscription    Retained
                                      Total      Shares    Amount  No. of Shares    Amount     Capital     Receivable     Earnings
                                   ----------   --------   ------  -------------   -------  ------------  ------------  -----------
Issuance of warrants for
   consulting services
   (valued at $0.08, $0.18
   and $0.42 per share)                36,595         --       --             --        --        36,595            --           --

Issuance of common stock for
   website acquisition
   (valued at $0.80 per share)        600,000         --       --        750,000        75       599,925            --           --

Sale of preferred stock
   (at $.0001 per share)            1,860,000    400,000       40             --        --     1,859,960            --           --

Dividends resulting from the
   allocation of proceeds for
   the beneficial conversion
   feature of the preferred stock          --         --       --             --        --       480,000            --     (480,000)

Exercise of warrants (at $0.16,
   $0.20 and $0.25 per share)          18,000         --       --        165,000        17        34,233       (16,250)          --

Net loss                           (3,114,225)        --       --             --        --            --            --   (3,114,225)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006          3,513,331    400,000       40     46,935,125     4,694     9,980,762       (16,250)  (6,455,915)
------------------------------------------------------------------------------------------------------------------------------------

Exercise of warrants (at $0.16,
   $0.20 and $0.25 per share)          16,250         --       --             --        --            --        16,250           --

Issuance of common stock
   for consulting services
   (valued at $0.50 per share)        166,000         --       --        332,000        33       165,967            --           --

Deferred stock-based
   compensation                      (166,000)        --       --             --        --      (166,000)           --           --

Stock-based compensation
   expense                            221,765         --       --             --        --       221,765            --           --

Net loss                             (781,486)        --       --             --        --            --            --     (781,486)

------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2007            $2,969,860    400,000   $   40     47,267,125   $ 4,727  $ 10,202,494  $         --  $(7,237,401)
------------------------------------------------------------------------------------------------------------------------------------

            See notes to unaudited consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                                   (Unaudited)

                                                                                                              Period
                                                                                                         October 8, 2003
                                                                       Three Months     Three Months    (Date of Formation)
                                                                          Ended             Ended             Through
                                                                      March 31, 2007   March 31, 2006      March 31, 2007
                                                                      --------------   --------------   -------------------
Cash flows from operating activities:
   Net loss                                                           $     (781,486)  $     (553,987)     $ (6,757,401)
Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation of property and equipment                                     12,963            4,757            60,640
   Amortization of intangibles                                               270,803          240,000         2,707,419
   Stock-based compensation                                                  221,765               --           807,061
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net                            390               --            (1,346)
      (Increase) decrease in prepaid expenses and other assets                (2,875)             623           (16,372)
      Increase (decrease) in accounts payable                                 51,503           (8,785)          134,682
      (Decrease) increase in accrued expenses and other liabilities         (106,673)          (1,479)           15,440
      Increase in unearned revenue                                             6,359               49            11,040
                                                                      --------------   --------------      ------------
   Net cash used in operating activities                                    (327,251)        (318,822)       (3,038,837)
                                                                      --------------   --------------      ------------

Cash flows from investment activities:
   Purchase of property and equipment                                             --          (21,633)         (262,290)
   Acquisitions                                                                   --               --           (13,000)
                                                                      --------------   --------------      ------------
   Net cash used in investing activities                                          --          (21,633)         (275,290)
                                                                      --------------   --------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                      --               --         1,860,000
   Proceeds from issuance of common stock                                     16,250               --         2,060,200
   Payments for redemption of common stock                                        --               --          (400,000)
                                                                      --------------   --------------      ------------
   Net cash provided by financing activities                                  16,250               --         3,520,200
                                                                      --------------   --------------      ------------

Net (decrease) increase in cash                                             (311,001)        (340,455)          206,073

Cash - beginning of period                                                   517,074          820,857                --
                                                                      --------------   --------------      ------------
Cash - end of period                                                  $      206,073   $      480,402      $    206,073
                                                                      ==============   ==============      ============
Supplementary information:
   Details of acquisition
      Fair value of assets acquired                                   $           --   $           --      $      2,790
      Fair value of liabilities assumed                                           --               --            (5,857)
      Intangibles                                                                 --               --         5,416,067
                                                                      --------------   --------------      ------------
      Common stock issued to effect acquisition                       $           --   $           --      $  5,400,000
                                                                      ==============   ==============      ============
      Cash issued to effect acquisition                               $           --   $           --      $     13,000
                                                                      ==============   ==============      ============

   Stock-based compensation:
      Common stock issued for services                                $      190,334   $           --      $    469,862
      Common stock options issued for services                                20,157               --           106,630
      Common stock warrants issued for services                               11,274               --           230,569
                                                                      --------------   --------------      ------------
                                                                      $      221,765   $           --      $    807,061
                                                                      ==============   ==============      ============

            See notes to unaudited consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND THE PERIOD
        -----------------------------------------------------------------
           OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH MARCH 31, 2007
           ----------------------------------------------------------

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

The consolidated balance sheet as of March 31, 2007, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by BigString and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2006 was derived from audited financial statements. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.

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

Email Emissary, incorporated in the State of Oklahoma, was acquired by BigString in July 2004; in September 2006, all of Email Emissary's assets, including its pending patent application, were transferred to BigString. Email Emissary is currently inactive and is in the process of dissolution.

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

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of BigString and its subsidiaries, all of which are wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to prior period balances in order to conform to the current period's presentation.

CASH EQUIVALENTS
----------------

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At March 31, 2007 and December 31, 2006, cash equivalents approximated $201,000 and $510,000, respectively.

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

Accounts receivable are typically unsecured and are primarily derived from advertising revenues earned from customers in the United States, Canada, Europe and Asia.

Advertising revenues generated through two advertising services firms accounted for 23% and 14% of revenues for the three months ended March 31, 2007 and a third advertising services firm accounted for 11% of revenues for the three months ended March 31, 2006. No other single advertising services firm or customer generated greater than 10% of revenues in these periods.

REVENUE RECOGNITION
-------------------

BigString derives revenue from online services, electronic commerce, advertising and data network services. BigString also derives revenue from marketing affiliations. BigString recognizes revenue in accordance with the guidance contained in the SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements."

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

Consistent with the provisions of the FASB's Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," BigString generally recognizes revenue associated with its advertising and marketing affiliation programs on a gross basis due primarily to the following factors: BigString is the primary obligor; has general inventory risk; has latitude in establishing prices; has discretion in supplier selection; performs part of the service; and determines specifications. In connection with contracts to provide email services to

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

marketing affiliates, BigString may be obligated to make payments, which may represent a portion of revenue, to its marketing affiliates.

Consistent with EITF Issue No. 01-9, "Accounting for Considerations Given by a Vendor to a Customer (Including the Reseller of the Vendor's Product)," BigString accounts for cash considerations given to customers, for which it does not receive a separately identifiable benefit or cannot reasonably estimate fair value, as a reduction of revenue rather than as an expense. Accordingly, corresponding distributions to active users and distributions of referral fees are recorded as a reduction of gross revenue.

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers' ability to pay. Reserves for the three months ended March 31, 2007 and December, 31 2006 were $70 and $0, respectively.

DEPRECIATION
------------

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily using the straight-line method over their estimated useful lives of these assets.

STOCK-BASED COMPENSATION
------------------------

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. Effective January 1, 2006, BigString accounts for stock-based compensation under SFAS No. 123(R), "Share-Based Payment." BigString adopted SFAS No. 123(R) using the modified prospective method. Under this modified prospective method, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation costs for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date are being recognized as the requisite service is rendered after the required effective date. The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. Changes to the grant-date fair value of equity awards granted before the required effective date of SFAS No. 123(R) are precluded. The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of SFAS No. 123(R) using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur was not continued.

BigString issues shares of common stock to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued. For the three months ended March 31, 2007 and 2006, BigString recorded compensation expense of $190,334 and $0, respectively, in connection with the issuance of these shares. For the period October 8, 2003 (Date of Formation) through March 31, 2007, BigString recorded compensation expense of $469,862 in connection with the issuance of these shares.

BigString issues stock purchase warrants to non-employees as stock-based compensation. The fair value of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2007 and 2006, BigString did not issue stock purchase warrants and recorded compensation expenses of $11,274 and $0, respectively. For the period October 8, 2003 (Date of Formation) through March 31, 2007, BigString recorded compensation expense of $230,569 in connection with the issuance of stock purchase warrants.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BigString also issues stock options to purchase common stock to employees, directors and vendors as stock-based compensation. The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2007 and 2006, BigString recorded compensation expense of $20,157 and $0, respectively. For the period October 8, 2003 (Date of Formation) through March 31, 2007, BigString recorded compensation expense of $106,630. BigString did not grant stock options prior to 2006.

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

All research and development for the three months ended March 31, 2007 and 2006 was performed internally for the benefit of BigString. BigString does not perform such activities for others.

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

2.    ACQUISITIONS

On December 11, 2006, BigString completed the acquisition of the website, DailyLOL.com, through an asset purchase agreement. The cash purchase price of $13,000 has been allocated to

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

intangible assets based on estimated fair value. The acquisition includes right, title and interest in domain names, customer and member lists and source code.

The results of operations of the assets acquired were not material, and accordingly, pro forma summary results have not been included.

On May 19, 2006, BigString completed the acquisition of certain assets, including two websites, from a principal of Lifeline Industries, Inc. In consideration for the assets, BigString issued 750,000 shares of BigString's common stock. The market value of BigString's common stock on May 19, 2006 was $0.80 per share. In conjunction with this acquisition, BigString acquired an intangible asset for $600,000 based on estimated fair value. The acquisition included right, title and interest in domain names, customer and member lists and source code.

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

3.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            March 31, 2007   December, 31, 2006
                                            --------------   ------------------
Computer equipment and internal software       $253,115        $      253,115
Furniture and fixtures                            8,600                 8,600
                                               --------        --------------
                                                261,715               261,715
Less accumulated depreciation                    60,066                47,103
                                               --------        --------------
                                               $201,649        $      214,612
                                               ========        ==============

Depreciation expense for the three months ended March 31, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through March 31, 2007, was $12,963, $4,757 and $60,640, respectively.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.    GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of patent and trademark fees, logos, source codes and websites. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations including an independent formal appraisal. Other intangibles are being amortized over five years. Amortization expense was $270,803, $240,000 and $2,707,419 for the three months ended March 31, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through March 31, 2007, respectively.

Other intangible assets consist of the following:

                                         March 31, 2007    December, 31, 2006
                                         --------------    ------------------
   Patent application, trademark,
      logos, websites and source codes    $  5,416,067        $  5,416,067
   Accumulated amortization                 (2,707,419)         (2,436,616)
                                          ------------        ------------
                                          $  2,708,648        $  2,979,451
                                          ============        ============

Should the patent for BigString's Universal Recallable, Erasable and Timed Delivery Email not be issued, BigString will write-off the unamortized amount of the patent intangible amount. Estimated remaining amortization expenses for intangible assets for the next five years, are as follows:

                                            Estimated
                                            Remaining
                           Years Ending   Amortization
                           December 31,      Expense
                           ------------   ------------
                               2007       $    812,410
                               2008          1,083,213
                               2009            642,933
                               2010            122,600
                               2011             47,492

5.    INCOME TAXES

BigString adopted the provisions of the FASB Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, BigString recognized no adjustment in the net liability for unrecognized income tax benefits.

At March 31, 2007, BigString has a net operating loss carry-forward of approximately $6.8 million, which expires in various years through 2028. Deferred income taxes reflect the impact of net operating carry-forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from BigString's net operating loss carry-forward, BigString has recorded a valuation allowance for the entire amount of the deferred tax asset.

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During 2005, BigString issued 50,000 shares of common stock valued at $0.25 per share for business advisory services.

For the year ended December 31, 2005, BigString concluded several private placements pursuant to which it sold 922,000 shares of its common stock at a per share purchase price of $0.25 and 9,448,125 shares of its common stock at a per share purchase price of $0.16. As a result of these private placements, BigString received $1,742,200 in gross proceeds.

On May 2, 2006, BigString issued 1,250,000 shares of common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc. The market value of BigString's common stock at May 2, 2006 was $0.82 per share.

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

On February 26, 2007, BigString agreed to issue 140,000 shares of common stock to CEOcast, Inc. in consideration for investor relations services. The market value of BigString's common stock at February 26, 2007 was $0.50 per share.

Additionally, on February 26, 2007, BigString agreed to issue 192,000 shares of common stock to Howard Greene in consideration for investor relations services provided by Greene Inc. The market value of BigString's common stock at February 26, 2007 was $0.50 per share.

7.    PREFERRED STOCK

On May 19 2006, BigString issued a total of 400,000 shares of Series A Preferred Stock, par value $0.0001 per share, and warrants to purchase 1,000,000 shares of common stock to Witches Rock

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

8.    SHARE-BASED COMPENSATION

On January 1, 2006, BigString adopted SFAS No. 123(R), "Share-Based Payment," requiring the recognition of compensation expense in the consolidated statements of operations related to the fair value of its employee and non-employee share-based options and warrants. SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees." SFAS No. 123(R) is supplemented by SAB No. 107, "Share-Based Payment." SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC results and regulations including the valuation of share-based payment arrangements.

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 2, 2006, BigString issued warrants to purchase shares of common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc. A total of $135,300 of the deferred compensation in connection with the warrants will be expensed over a period of 36 months. For the three months ended March 31, 2007, BigString expensed $11,275 in connection with these services, and the balance of $93,961 of total unrecognized compensation cost is included within paid-in-capital on BigString's consolidated balance sheet. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rated return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.42 and $0.18 per share.

On December 1, 2006, BigString granted warrants to two consultants, as payment for advisory services. Each warrant provides for the purchase of 50,000 shares of BigString's common stock at an exercise price of $0.50 per share. Each of these warrants is due to expire on December 1, 2011. In connection with the issuance of these warrants, BigString recorded an expense of $6,530 which is included in BigString's consolidated statements of operations for the year ended December 31, 2006. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rated return of 4.5%; and expected life of 2.6 years. The weighted average fair value of these warrants was $0.08 per share.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the warrant activity as of December 31, 2006 and changes during the three months ended March 31, 2007 is presented below:

                                                                   Weighted
                                                      Weighted     Average
                                                      Average     Remaining    Aggregate
                                                      Exercise   Contractual   Intrinsic
                                            Shares      Price        Term        Value
                                          ---------   --------   -----------   ---------
Warrants outstanding at January 1, 2007   3,943,545   $   0.52
                                          =========   ========
Warrants granted                                 --         --
Warrants exercised                               --         --
Warrants cancelled/forfeited/expired        (50,000)      0.25
                                          ----------  --------
Warrants outstanding at March 31, 2007    3,893,545   $   0.53       5.0       $ 399,400
                                          =========   ========       ===       =========

Warrants exercisable at March 31, 2007    3,893,545   $   0.53       5.0       $ 399,400
                                          =========   ========       ===       =========

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of BigString's common stock on March 31, 2007 and the exercise price for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on March 31, 2007. The total intrinsic value of warrants exercised in the three months ended March 31, 2007 was $0.

No warrants were exercised during the three months ended March 31, 2007 and 2006. Cash received during the three months ended March 31, 2007 and 2006 from the exercise of warrants was $16,250 and $0, respectively. For the period October 8, 2003 (Date of Formation) through March 31, 2007, a total of 210,000 shares of BigString's common stock were purchased upon the exercise of warrants.

No warrants were granted in the three months ended March 31, 2007 and 2006. For the period October 8, 2003 (Date of Formation) through March 31, 2007, warrants to purchase a total of 4,153,545 shares of BigString's common stock were granted.

During the three months ended March 31, 2007 and the period October 8, 2003 (Date of Formation) through March 31, 2007, warrants to purchase a total of 50,000 shares of BigString's common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. No warrants were cancelled, forfeited or expired during the three months ended March 31, 2006.

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2007 and the period October 8, 2003 (Date of Formation) through March 31, 2007, BigString recorded stock-based compensation expense of $20,157 and $106,630, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

A summary of the stock option activity as of December 31, 2006 and changes during the three months ended March 31, 2007 is presented below:

                                                                   Weighted
                                                      Weighted     Average
                                                      Average     Remaining    Aggregate
                                                      Exercise   Contractual   Intrinsic
                                            Shares      Price        Term        Value
                                          ---------   --------   -----------   ---------
Options outstanding at January 1, 2007    5,595,100   $   0.50
                                          =========   ========

Options granted                                  --         --
Options exercised                                --         --
Options cancelled/forfeited/expired          (5,000)      0.50
                                          ---------   --------
Options outstanding at March 31, 2007     5,590,100   $   0.50        7.5      $ 104,753
                                          =========   ========        ===      =========

Options exercisable at March 31, 2007     1,600,100   $   0.31        5.3      $  72,003
                                          =========   ========        ===      =========

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock prices of BigString's common stock on March 31, 2007 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2007. The total intrinsic value of options exercised in the three months ended March 31, 2007 was $0.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

No options were exercised, and no cash received from option exercises and purchases of shares for the three months ended March 31, 2007 and the period October 8, 2003 (Date of Formation) through March 31, 2007. The total tax benefit attributable to options exercised in these periods was $0.

No options were granted in the three months ended March 31, 2007. For the period October 8, 2003 (Date of Formation) through March 31, 2007, options to purchase a total of 5,595,100 shares of BigString's common stock were granted.

For the three months ended March 31, 2007 and the period October 8, 2003 (Date of Formation) through March 31, 2007, options to purchase a total of 5,000 shares of BigString's common stock expired with an aggregate intrinsic value of $0 at the date of expiration.

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

                                                                   Period
                                                              October 8, 2003
                                      Three months ended    (Date of Formation)
                                           March 31,               Through
                                      2007          2006       March 31, 2007
                                      ----          ----    -------------------

           Risk-free interest rate      --            --           5.03%
           Expected volatility          --            --             39%
           Expected life (in years)     --            --            2.6
           Dividend yield               --            --             --

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of the grant.

BigString estimates the volatility of its common stock at the date of the grant based on historical volatility, expected volatility and publicly traded peer companies.

The expected life of stock options granted under the Equity Incentive Plan is based on management judgment and publicly traded peer companies.

BigString has no history or expectations of paying cash dividends on its common stock.

9.    COMMITMENTS AND CONTINGENCIES

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services. BigString incurred consulting expenses of $12,708 and $0 for the three months ending March 31, 2007 and 2006 and $115,504 for the period October 8, 2003 (Date of Formation) through March 31, 2007, respectively. In consideration for services performed, BigString agreed to issue to Howard Greene 140,000 shares of common stock in April, 2005 and 192,000 shares of common stock in February, 2007.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc. In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (1) 1,250,000 shares of common stock, (2) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (3) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00. BigString incurred consulting expenses of $96,691 and $354,533 for the three months ended March 31, 2007 and the period October 8, 2003 (Date of Formation) through March 31, 2007, respectively.

On February 26, 2007, BigString entered into an agreement for consulting services to be provided by CEOcast, Inc. As payment for these consulting services, BigString agreed to issue 140,000 shares of common stock to CEOcast, Inc.. BigString incurred consulting expenses of $20,417 for the three months ended March 31, 2007 and the period October 8, 2003 (Date of Formation) through March 31, 2007, including $12,917 as share-based compensation.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising revenues, to its marketing affiliates. As of March 31, 2007 and 2006, these commitments were not material.

Other Commitments:

In the ordinary course of business, BigString may provide indemnifications to customers, vendors, lessors, marketing affiliates, directors, officers and other parties with respect to certain matters. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and unique circumstances involved in each agreement. Historically, BigString has not incurred material costs as a result of obligation under these agreements and has not accrued any liabilities related to such agreements.

As of March 31, 2007, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

10.   SUBSEQUENT EVENTS

On May 1, 2007, BigString entered into a financing arrangement with several accredited financing parties, pursuant to which it will receive an aggregate of $1,600,000 in financing. Proceeds from the financing will be used to support ongoing operations and the advancement of BigString's technology, and fund marketing and the development of its business.

Pursuant to the Subscription Agreement entered into by BigString with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear (collectively, the "Subscribers"), the Subscribers purchased convertible promissory notes in the aggregate principal amount of $800,000, which promissory notes are convertible into shares of BigString's common stock and warrants to purchase up to 1,777,778 shares of BigString's common stock. As provided for in the Subscription Agreement, upon the effectiveness of a registration statement with respect to the common stock issuable upon conversion of the promissory notes and exercise of the warrants, in addition to certain other customary closing conditions, the Subscribers will purchase additional convertible promissory notes in the aggregate principal amount of $800,000 and warrants to purchase up to 1,777,778

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

shares of BigString's common stock (the "Second Closing"), for a total subscription of $1,600,000. Each promissory note has a term of three years and accrues interest at a rate of six percent annually. The holder of a convertible promissory note shall have the right from and after the issuance thereof until such time as the convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.18 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible promissory note are subject to adjustment from time to time.

Pursuant to the terms of the Subscription Agreement, BigString has agreed to register the shares of common stock issuable upon conversion of the convertible promissory notes and the shares of common stock issuable upon the exercise of the warrants under the Securities Act of 1933, as amended (the "Securities Act"). If the registration statement to be utilized to register the shares is not filed with the SEC by June 15, 2007, or does not become effective by the earlier of (a) the date which is ninety calendar days after the date the registration statement is first filed with the SEC or (b) three business days after receipt by BigString of a communication from the SEC that the registration statement will not be reviewed and/or the SEC has no further comments, BigString will be required to pay to the Subscribers liquidated damages. The liquidated damages shall be equal to two percent of the purchase price of the outstanding convertible promissory notes for the first thirty days following such event and one percent of the purchase price of the outstanding convertible promissory notes for each thirty days thereafter. BigString must pay the liquidated damages in cash.

BigString has also agreed to pay Gem Funding LLC (the "Finder") an aggregate finder's fee equal to $128,000 and to issue warrants to the Finder to purchase an aggregate of 426,666 shares of BigString's common stock. BigString paid $64,000 and issued a warrant to purchase 213,333 shares of common stock to the Finder on May 1, 2007 and has agreed to pay an additional $64,000 and to issue a warrant to purchase an additional 213,333 shares of common stock on the date of the Second Closing. The Finder's warrants shall be similar to and carry the same rights as the warrants issuable to the Subscribers. BigString has further agreed to pay certain liquidated damages to the Subscribers should the shares of common stock issuable upon the conversion of one or more of the convertible promissory notes or exercise of the warrants are not timely delivered.

Each of the warrants issued to the Subscribers and the Finder, respectively, have a term of five years from May 1, 2007 and was fully vested on the date of issuance. The warrants are exercisable at $0.30 per share of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

      We have provided below information about BigString's financial condition and results of operations for the three months ended March 31, 2007 and 2006. This information should be read in conjunction with BigString's consolidated financial statements for the three months ended March 31, 2007 and 2006, and the period October 8, 2003 (Date of Formation) through March 31, 2007, including the related notes thereto, which are included on pages 1 through 21 of this report.

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

Overview

      In order for us to grow our business and increase our revenue, it is critical for us to attract and retain new customers. For us to increase our revenue, we need to establish a large customer base. A large customer base of our free email services provides us with more opportunities to sell our premium services, which could result in increased revenue. In addition, a large customer base may allow us to increase our advertising rates and attract other Internet based advertising and marketing firms to advertise and form marketing affiliations with us, which could result in increased advertising revenues.

      Our development efforts in 2006 were primarily focused on the redesign of our email system, which was launched in December 2006 as BigString Beta 2.0. This release was a significant revision to the application to allow dynamic scalability, feature upgrades and improved user interfaces. We redesigned BigString's website as part of the upgrade. In conjunction with the release of BigString Beta 2.0, we completed the infrastructure build-out to handle millions of accounts with minimal human intervention.

      In 2006, we added a financial and business development leader to the executive team. During the fourth quarter, we developed customer acquisition plans based upon market segment analysis and started promotional testing.
Testing continued until the end of April 2007. We have refined our internet promotions and have lowered the cost of customer acquisition from 83% of targeted cost to 11% of targeted cost. In addition, we enhanced our marketing affiliation program to include our private label email service. This affiliation program commenced in March 2007.

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

      Revenue Recognition. BigString derives revenue from online services, electronic commerce, advertising and data network services. BigString also derives revenue from marketing affiliations. BigString recognizes revenue in accordance with the guidance contained in the SAB No. 104, "Revenue Recognition in Financial Statements."

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

      Consistent with the provisions of the FASB's EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," BigString generally recognizes revenue associated with its advertising and marketing affiliation programs on a gross basis due primarily to the following factors:
BigString is the primary obligor; has general inventory risk; has latitude in establishing prices; has discretion in supplier selection; performs part of the service; and determines specifications. In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of revenue, to its marketing affiliates.

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

      Stock-Based Compensation. BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. Effective January 1, 2006, BigString accounts for stock-based compensation under SFAS No. 123(R), "Share-Based Payment." BigString adopted SFAS No. 123(R) using the modified prospective method. Under this modified prospective method, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation costs for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date are being recognized as the requisite service is rendered after the required effective date. The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. Changes to the grant-date fair value of equity awards granted before the required effective date of this Statement are precluded. The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of SFAS No. 123(R) using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur was not continued.

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

Results of Operations
For the Three Months Ended March 31, 2007 and 2006

      Net Loss. For the three months ended March 31, 2007, our net loss was $781,486, as compared to a $553,987 net loss for the same period in 2006, primarily due to a $116,848 increase in general and administrative expenses relating to consulting and professional fees, and a $56,134 increase in sales and marketing expenses related to increased staff, advertising and public relations.

      Revenues. For the three months ended March 31, 2007, our total revenues were $9,775, as compared to $3,172 in revenues for the same period in 2006. Of the revenues generated for the three months ended March 31, 2007, $5,399 was generated from the purchase of our services and $4,377 was generated from advertisers, whereas for the three months ended March 31, 2006, $2,634 was generated from the purchase of our services and $537 was generated from advertisers.

      During the three months ended March 31, 2007, we had over fifty thousand new user sign-ups for free email accounts. During our market testing during this period, traffic from viral activity (non-promotional) increased from 33% of total sign-ups in January 2007 to 81% of total sign-ups in March 2007, which helped decrease the cost per account acquisition from 83% of targeted cost to 11%. Advertising revenues are paid based on a mix of impressions, clicks and actions. On a normalized impression basis, the average revenue per paid-impression increased 60% from January 2007 to March 2007.

      During the three months ended March 31, 2007, BigString offered three services for purchase: premium upgrades; corporate/organizational accounts; and email marketing. Purchases increased over 300% for the three months ended March 31, 2007, as compared to the same period in 2006. During the three months ended March 31, 2007, premium upgrades increased by over 50% from the same prior year period. The corporate/organizational accounts and email marketing services are new services and did not have sales in the three months ended March 31, 2006. As of March 31, 2007, unearned revenue from the purchase of our products increased to $11,040 from $5,113 at March 31, 2006 and $4,681 at December 31, 2006.

      Expenses. Total expenses for the three months ended March 31, 2007 were $795,417, a $233,770 increase over total expenses of $561,647 incurred in the same period in 2006.

   o General and administrative: General and administrative expenses for the three months ended March 31, 2007 were $275,247, as compared to $158,399 for the same prior year period. The $116,848 increase in expenses was primarily attributable to share-based compensation which increased by $115,664 primarily due to a May 2006 business consulting agreement relating to the operation of our business ($96,691), as well as a February 2007 investor relations consulting agreement ($12,917).

   o Sales and marketing: Sales and marketing expenses for the three months ended March 31, 2007 were $66,946, as compared to $10,812 for the same prior year period. The $56,134 increase in expenses was primarily attributable to increased staffing ($25,033), advertising ($22,910) for promotional market segment testing and public relations ($12,708).

   o Amortization: Amortization expense for the three months ended March 31, 2007 was $270,803, as compared to $240,000 for the same prior year period. The $30,803 increase in expense was primarily attributable to the increase in intangible assets related to the 2006 website acquisitions of FindItAll.com, AmericanMoBlog.com and DailyLOL.com.

   o Cost of revenues: Cost of revenues for the three months ended March 31, 2007 was $43,324, as compared to $23,262 for the same prior year period. The $20,062 increase in cost was primarily attributable to increases in collocation facility fees ($7,101), software licensing ($4,487), and fixed asset depreciation ($4,103), all related to BigString's infrastructure expansion in 2006.

   o Research and development: Research and development expenses for the three months ended March 31, 2007 were $139,097, as compared to $129,174 for the same prior year period. The $9,923 increase in expenses was primarily attributable to staffing ($6,849) and fixed asset depreciation ($4,103). Expense reductions associated with the decrease to research and development staffing levels became effective in late March 2007.

      Interest Income. Interest income was $4,156 for the three months ended March 31, 2007, as compared to $4,488 of interest income for the same prior year period. This decrease in interest income was primarily attributable to smaller cash balances maintained by BigString during the three months ended March 31, 2007.

      Income Taxes. No tax provision has been recorded for the three months ended March 31, 2007 as a result of our accumulated operating losses.

Liquidity and Capital Resources

      Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception through March 31, 2007, we have expended $3,314,127 for operating and investing activities, which has been primarily funded by investments of $3,520,200 from our stockholders. For the three months ended March 31, 2007, we expended

$327,251 for operating and investing activities, a decrease of $13,204 from the amount expended during the three months ended March 31, 2006.

      Our cash balance as of March 31, 2007 was $206,073, which was a decrease of $274,329 from our cash balance of $480,402 as of March 31, 2006. This decrease to our cash balance was primarily attributable to operating and investment expenses of $1,768,579 related to ongoing development of our products and services, the interactive promotional show OurPrisoner, and working capital needs. These expenses were partially offset by $1,494,250 raised by BigString through private placements of its preferred and common stock.

      Management believes its current cash balance of $689,158 at May 14, 2007, together with the aggregate $800,000 to be received at the Second Closing, is sufficient to fund the current minimum level of operations for the next twelve months.

      On May 1, 2007, BigString entered into a financing arrangement with several accredited financing parties, pursuant to which it will receive an aggregate of $1,600,000 in financing. Proceeds from the financing will be used to support ongoing operations and the advancement of BigString's technology, and fund marketing and the development of its business. Pursuant to a Subscription Agreement that BigString entered into with the Subscribers, the Subscribers purchased convertible promissory notes in the aggregate principal amount of $800,000, which promissory notes are convertible into shares of BigString's common stock and warrants to purchase up to 1,777,778 shares of BigString's common stock. As provided for in the Subscription Agreement, upon the effectiveness of a registration statement with respect to the common stock issuable upon conversion of the promissory notes and exercise of the warrants, in addition to certain other customary closing conditions, the Subscribers will purchase at the Second Closing additional convertible promissory notes in the aggregate principal amount of $800,000 and warrants to purchase up to 1,777,778 shares of BigString's common stock, for a total subscription of $1,600,000. Each promissory note has a term of three years and accrues interest at a rate of six percent annually. The holder of a convertible promissory note shall have the right from and after the issuance thereof until such time as the convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.18 per share.

      BigString has completed significant development of its email service and has made adjustments to its cost structure, such as the elimination of expenses associated with the production of OurPrisoner and the reduction of a portion of compensation costs associated with development. BigString also expects sales, marketing and advertising expenses and cost of revenues to increase as we promote and grow our email service. However, if our revenue and cash balance is insufficient to fund the growth of our business, we may seek additional funds. There can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

      The   information   required  by  this  Item  with  respect  to  sales  of
unregistered securities has been previously disclosed by BigString in its Current Report on Form 8-K which was filed with the SEC on May 3, 2007. On February 26, 2007, BigString agreed to issue 192,000 shares of common stock to Howard Greene and 140,000 shares of common stock to CEOcast, Inc. in consideration for investor relations services. The shares were subsequently issued in May 2007 in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act.

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

                                 BigString Corporation
                                 ---------------------------------------------
                                 Registrant

Dated: May 14, 2007                /s/ Darin M. Myman
                                 ---------------------------------------------
                                 Darin M. Myman
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

Dated: May 14, 2007                /s/ Robert S. DeMeulemeester
                                 ---------------------------------------------
                                 Robert S. DeMeulemeester
                                 Chief Financial Officer
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

    4.2 Form of Convertible Note, dated May 1, 2007, issued to the following persons and in the following amounts: Whalehaven Capital Fund Limited ($250,000); Alpha Capital Anstalt ($250,000);Chestnut Ridge Partners LP ($125,000); Iroquois Master Fund Ltd. ($125,000); and Penn Footwear ($50,000), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

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

   10.42 BigString Corporation 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.

  10.42.1 Form of Incentive Option Agreement (Employees), incorporated by reference to Exhibit 10.42.1 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.

  10.42.2     Form  of  Director  Option  Agreement  (Non-employee   Directors),
              incorporated by reference to Exhibit 10.42.2 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.

   10.43 Subscription Agreement, dated as of April 30, 2007, by and among BigString and Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear, including Exhibit B - Form of Common Stock Purchase Warrant. Upon the request of the Securities and Exchange Commission, BigString agrees to furnish copies of each of the following schedules and exhibits: Schedule 5(a) - Subsidiaries;
              Schedule 5(d) - Additional Issuances/Capitalization; Schedule 5(f)
              - Conflicts; Schedule 5(q) - Undisclosed Liabilities; Schedule 5(v) - Transfer Agent; Schedule 8 - Finder's Fee; Schedule 9(s) - Lockup Agreement Providers; Schedule 11.1(iv) - Additional Securities to be Included in the Registration Statement; Exhibit A
              - Form of Convertible Note (included as Exhibit 4.2); Exhibit C - Form of Escrow Agreement; Exhibit D - Form of Giordano, Halleran & Ciesla, P.C. Legal Opinion; Exhibit E - Proposed Public
              Announcement; and Exhibit F - Form of Lock-Up Agreement, incorporated by reference to Exhibit 10.43 to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

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