Form 10QSB
period 2007-06-30
BigString CORP
filed 2007-08-14
CIK 1335282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2007

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        ------------    -------------

                        Commission file number 000-51661


                              BIGSTRING CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                     20-0297832
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


               3 Harding Road, Suite E, Red Bank, New Jersey 07701
               ---------------------------------------------------
                    (Address of principal executive offices)


                                 (732) 741-2840
                                 --------------
                (Issuer'stelephone number, including area code)


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

As of August 13, 2007, there were 47,367,125 shares of the Issuer's Common Stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [_] No [X]

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain information included in this Quarterly Report on Form 10-QSB and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant's filings with the Securities and Exchange Commission (the "SEC") from time to time, including our registration statement on Form SB-2 (Registration No. 333-143793), filed with the SEC on June 15, 2007, and the subsequent amendments and supplements thereto.

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

                                       BIGSTRING CORPORATION

                                        INDEX TO FORM 10-QSB
                                        --------------------


PART I.  FINANCIAL INFORMATION
-------  ---------------------
                                                                                                PAGE
                                                                                                ----
Item 1.           Financial Statements............................................................1

                  Consolidated Balance Sheets as of June 30, 2007 (unaudited)
                  and December 31, 2006 ..........................................................2

                  Consolidated Statements of Operations (unaudited)
                  for the three and six months ended June 30, 2007 and 2006
                  and the period October 8, 2003 (Date of Formation) through June 30, 2007 .......3

                  Consolidated Statements of Stockholders' Equity (unaudited)
                  for the six months ended June 30, 2007
                  and the period October 8, 2003 (Date of Formation) through June 30, 2007........4

                  Consolidated Statements of Cash Flows (unaudited)
                  for the six months ended June 30, 2007 and 2006
                  and the period October 8, 2003 (Date of Formation) through June 30, 2007........6

                  Notes to Unaudited Consolidated Financial Statements............................7

Item 2.           Management's Discussion and Analysis
                  or Plan of Operation...........................................................22

Item 3.           Controls and Procedures........................................................30


PART II. OTHER INFORMATION
-------- -----------------

Item 1.           Legal Proceedings..............................................................31

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds....................31

Item 3.           Defaults Upon Senior Securities................................................31

Item 4.           Submission of Matters to a Vote of Security Holders............................31

Item 5.           Other Information..............................................................31

Item 6.           Exhibits.......................................................................31

Signatures        ...............................................................................32

Index of Exhibits...............................................................................E-1


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

         The results of operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results of the entire fiscal year or for any other period.


                                  BIGSTRING CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                      (A DEVELOPMENT STAGE COMPANY)


                                                                        June 30, 2007   December 31, 2006
                                                                        --------------  -----------------
                                                                          (Unaudited)
                                                 ASSETS

Current assets:
      Cash and cash equivalents                                          $    479,719      $    517,074
      Accounts receivable - net of allowance of $90 and $0                      1,783             1,736
      Prepaid expenses and other current assets                                 9,500             4,625
                                                                         ------------      ------------

         Total current assets                                                 491,002           523,435

Property and equipment - net                                                  188,686           214,612

Intangible assets - net                                                     2,437,845         2,979,451

Other assets                                                                  166,218             8,872
                                                                         ------------      ------------

           TOTAL ASSETS                                                  $  3,283,751      $  3,726,370
                                                                         ============      ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                   $    177,828      $     83,179
      Accrued expenses                                                         15,600           125,179
      Unearned revenue                                                         14,182             4,681
                                                                         ------------      ------------

         Total current liabilities                                            207,610           213,039

Long-term liabilities:
      Long-term debt                                                          148,808                --

           TOTAL LIABILITIES                                                  356,418           213,039

Stockholders' equity:
      Preferred stock, $.0001 par value - authorized 1,000,000 shares;
        outstanding 400,000 and 400,000 shares, respectively                       40                40
      Common stock, $.0001 par value - authorized 249,000,000 shares;
        outstanding 47,367,125 and 46,935,125 shares, respectively              4,737             4,694
      Additional paid in capital                                           11,072,799         9,980,762
      Subscription receivable                                                      --           (16,250)
      Deficit accumulated during the development stage                     (8,150,243)       (6,455,915)
                                                                         ------------      ------------

         Total stockholders' equity                                         2,927,333         3,513,331
                                                                         ------------      ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  3,283,751      $  3,726,370
                                                                         ============      ============


                        See notes to unaudited consolidated financial statements.

                                             BIGSTRING CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                          (Unaudited)


                                                                                                                  Period
                                                                                                              October 8, 2003
                                                                                                            (Date of Formation)
                                               Three Months Ended June 30,       Six Months Ended June 30,        Through
                                                  2007             2006            2007            2006        June 30, 2007
                                               ------------    ------------    ------------    ------------    -------------
Net sales                                      $      9,412    $      2,887    $     19,187    $      6,059    $     45,982

Costs and expenses(1):
     Cost of revenues                                25,796          50,713          69,120          73,975         362,201
     Research and development                       118,290         133,629         257,387         262,803       1,366,168
     Sales and marketing                            136,793          28,070         203,739          38,882         554,125
     General and administrative                     329,110         247,408         604,357         405,807       2,472,117
    Amortization of intangibles                     270,803         250,000         541,606         490,000       2,978,222
                                               ------------    ------------    ------------    ------------    ------------
                                                    880,792         709,820       1,676,209       1,271,467       7,732,833
                                               ------------    ------------    ------------    ------------    ------------

Loss from operations                               (871,380)       (706,933)     (1,657,022)     (1,265,408)     (7,686,851)

Interest expense/income                             (41,462)         10,365         (37,306)         14,853          16,608
                                               ------------    ------------    ------------    ------------    ------------

Net loss                                       $   (912,842)   $   (696,568)   $ (1,694,328)   $ (1,250,555)   $ (7,670,243)
                                               ============    ============    ============    ============    ============

Loss per common share - basic and diluted      $      (0.02)   $      (0.02)   $      (0.04)   $      (0.03)
                                               ============    ============    ============    ============

Weighted average common shares
    outstanding - basic and diluted              47,334,158      51,264,630      47,198,108      52,013,219
                                               ============    ============    ============    ============

 (1)Stock-based compensation by
    function included above
     Cost of revenues                          $         --    $         --    $        903    $         --    $     29,541
     Research and development                        10,770              --          21,832              --          68,681
     Sales and marketing                             23,023              --         117,159              --         157,323
     General and administrative                     138,554          32,230         254,218          32,230         723,863
                                               ------------    ------------    ------------    ------------    ------------
      Total stock-based compensation expense   $    172,347    $     32,230    $    394,112    $     32,230    $    979,408
                                               ============    ============    ============    ============    ============

                                   See notes to unaudited consolidated financial statements.

                                               BIGSTRING CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                             (Unaudited)


                                                Preferred Stock         Common Stock
                                             -------------------  ------------------------   Additional
                                                No. of              No. of                     Paid-In    Subscription     Retained
                                   Total        Shares   Amount     Shares       Amount        Capital     Receivable      Earnings
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 8, 2003        $        --         --  $     --           --   $       --   $        --   $       --   $        --
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock
   (at $.0001 per share)                 --         --        --   21,210,000        2,121        (2,121)          --            --

Contribution of capital              45,000         --        --           --           --        45,000           --            --

Sale of common stock
   (at $0.25 per share)                  --         --        --       40,000            4         9,996      (10,000)           --

Net loss                            (29,567)        --        --           --           --            --           --       (29,567)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003           15,433         --        --   21,250,000        2,125        52,875      (10,000)      (29,567)
------------------------------------------------------------------------------------------------------------------------------------

Sale of common stock
   (at $0.25 per share)             227,500         --        --      870,000           87       217,413       10,000            --

Issuance of common
   stock for services
   (valued at $0.21 per share)       39,251         --        --      185,000           19        39,232           --            --

Issuance of common
   stock for acquisition
   (valued at $0.24 per share)    4,800,000         --        --   20,000,000        2,000     4,798,000           --            --

Issuance of warrants
   for services
   (valued at $0.07 per share)        3,500         --        --           --           --         3,500           --            --

Net loss                           (729,536)        --        --           --           --            --           --      (729,536)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004        4,356,148         --        --   42,305,000        4,231     5,111,020           --      (759,103)
------------------------------------------------------------------------------------------------------------------------------------

Sale of common stock
   (at $0.25 per share)             230,500         --        --      922,000           92       230,408           --            --

Exercise of warrants
   (at $0.25 per share)              11,250         --        --       45,000            4        11,246           --            --

Issuance of common
   stock for services
   (valued at $0.25 per share)       12,500         --        --       50,000            5        12,495           --            --

Sale of common stock
   (at $0.16 per share)           1,511,700         --        --    9,448,125          945     1,510,755           --            --

Issuance of warrants
   for services
   (valued at $0.07 per share)      179,200         --        --           --           --       179,200           --            --

Net loss                         (2,102,587)        --        --           --           --            --           --    (2,102,587)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005        4,198,711         --        --   52,770,125        5,277     7,055,124           --    (2,861,690)
------------------------------------------------------------------------------------------------------------------------------------

Redemption of shares from
   stockholders
   (at $0.05 per share)            (400,000)        --        --   (8,000,000)        (800)     (399,200)          --            --

Issuance of common stock for
   consulting services
   (valued at $0.82 per share)           --         --        --    1,250,000          125          (125)          --            --

Stock-based compensation
   expense                          314,250         --        --           --           --       314,250           --            --

                                               BIGSTRING CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                             (Continued)

                                                Preferred Stock         Common Stock
                                             -------------------  ------------------------   Additional
                                                No. of               No. of                    Paid-In    Subscription     Retained
                                    Total       Shares    Amount     Shares        Amount      Capital     Receivable      Earnings
------------------------------------------------------------------------------------------------------------------------------------

Issuance of warrants for
   consulting services
   (valued at $0.08, $0.18
   and $0.42 per share)               36,595          --       --           --          --       36,595            --            --

Issuance of common stock for
   website acquisition
   (valued at $0.80 per share)       600,000          --       --      750,000          75      599,925            --            --

Sale of preferred stock
   (at $.0001 per share)           1,860,000     400,000       40           --          --    1,859,960            --            --

Dividends resulting from the
   allocation of proceeds for
   the beneficial conversion
   feature of the preferred stock         --          --       --           --          --      480,000            --      (480,000)

Exercise of warrants (at $0.16,
   $0.20 and $0.25 per share)         18,000          --       --      165,000          17       34,233       (16,250)           --

Net loss                          (3,114,225)         --       --           --          --           --            --    (3,114,225)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006         3,513,331     400,000       40   46,935,125       4,694    9,980,762       (16,250)   (6,455,915)
------------------------------------------------------------------------------------------------------------------------------------

Exercise of warrants (at $0.16,
   $0.20 and $0.25 per share)         16,250          --       --           --          --           --        16,250            --

Issuance of common stock
   for consulting services
   (valued at $0.33 and $0.50
   per share)                             --          --       --      432,000          43          (43)           --            --

Stock-based compensation
   expense                           394,112          --       --           --          --      394,112            --            --

Allocation to warrants from
   sale of convertible
   promissory notes and
   warrants                           31,320          --       --           --          --       31,320            --            --

Beneficial conversion feature
   of convertible promissory
   notes                             666,648          --       --           --          --      666,648            --            --

Net loss                          (1,694,328)         --       --           --          --           --            --    (1,694,328)

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2007           $ 2,927,333     400,000  $    40   47,367,125  $    4,737  $11,072,799   $        --   $(8,150,243)
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

                                        BIGSTRING CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (A DEVELOPMENT STAGE COMPANY)
                                                      (Unaudited)


                                                                                                          Period
                                                                                                      October 8, 2003
                                                                       Six Months       Six Months  (Date of Formation)
                                                                          Ended            Ended          Through
                                                                      June 30, 2007    June 30, 2006   June 30, 2007
                                                                      -------------    -------------   -------------
Cash flows from operating activities:
    Net loss                                                           $ (1,694,328)   $ (1,250,555)   $ (7,670,243)
Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation of property and equipment                                   25,926          12,062          73,603
    Amortization of intangibles                                             541,606         490,000       2,978,222
    Amortization of other assets                                             48,210              --          48,210
    Stock-based compensation                                                394,112          32,230         979,408
    Changes in operating assets and liabilities:
       (Increase) in accounts receivable, net                                   (47)         (3,157)         (1,783)
       (Increase) in prepaid expenses and other assets                       (1,843)         (3,958)        (15,340)
       Increase in accounts payable                                          94,649          70,252         177,828
       (Decrease) increase in accrued expenses and other liabilities       (101,579)          3,822          20,534
       Increase (decrease) in unearned revenue                                9,501            (375)         14,182
                                                                       ------------    ------------    ------------
    Net cash used in operating activities                                  (683,793)       (649,679)     (3,395,379)
                                                                       ------------    ------------    ------------

Cash flows from investment activities:
    Purchase of property and equipment                                           --        (164,563)       (262,290)
    Acquisitions                                                                 --              --         (13,000)
                                                                       ------------    ------------    ------------
    Net cash used in investing activities                                        --        (164,563)       (275,290)
                                                                       ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of convertible notes and warrants, net           630,188              --         630,188
    Proceeds from issuance of preferred stock, net                               --       1,860,000       1,860,000
    Proceeds from exercise of common stock warrants and
       issuance of common stock                                              16,250              --       2,060,200
    Payments for redemption of common stock                                      --        (400,000)       (400,000)
                                                                       ------------    ------------    ------------
    Net cash provided by financing activities                               646,438       1,460,000       4,150,388
                                                                       ------------    ------------    ------------

Net (decrease) increase in cash                                             (37,355)        645,758         479,719

Cash - beginning of period                                                  517,074         820,857              --
                                                                       ------------    ------------    ------------

Cash - end of period                                                   $    479,719    $  1,466,615    $    479,719
                                                                       ============    ============    ============

Supplementary information:
    Details of acquisition
       Fair value of assets acquired                                   $         --    $         --    $      2,790
       Fair value of liabilities assumed                                         --              --          (5,857)
       Intangibles                                                               --         600,000       5,416,067
                                                                       ------------    ------------    ------------
       Common stock issued to effect acquisition                       $         --    $    600,000    $  5,400,000
                                                                       ============    ============    ============
       Cash paid to effect acquisition                                 $         --    $         --    $     13,000
                                                                       ============    ============    ============

    Stock-based compensation:
       Common stock issued for services                                $    331,250    $     28,472    $    610,778
       Common stock options issued for services                              40,314              --         126,787
       Common stock warrants issued for services                             22,548           3,758         241,843
                                                                       ------------    ------------    ------------
                                                                       $    394,112    $     32,230    $    979,408
                                                                       ============    ============    ============

                              See notes to unaudited consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND THE
        PERIOD OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH JUNE 30, 2007

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

The consolidated balance sheet as of June 30, 2007, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by BigString and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2006 was derived from audited financial statements. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 which was filed with the SEC on April 2, 2007.

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

BigString Interactive, Inc. ("BigString Interactive"), incorporated in the State of New Jersey, was formed by BigString in early 2006 to develop technology relating to interactive web portals. BigString Interactive is currently BigString's only operating subsidiary.

Email Emissary, Inc. ("Email Emissary"), incorporated in the State of Oklahoma, was acquired by BigString in July 2004; in September 2006, all of Email Emissary's assets, including its pending patent application, were transferred to BigString. Email Emissary was dissolved on May 17, 2007.

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

CASH EQUIVALENTS
----------------

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At June 30, 2007 and December 31, 2006, cash equivalents approximated $473,000 and $510,000, respectively.

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

Advertising revenues generated through two advertising services firms accounted for 21% and 15% of our revenues for the six months ended June 30, 2007. No advertising services firm or customer generated greater than 10% of our revenues for the six months ended June 30, 2006.

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers' ability to pay. Reserves at June 30, 2007 and December, 31 2006 were $90 and $0, respectively.

DEPRECIATION
------------

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily using the straight-line method over their estimated useful lives of these assets.

STOCK-BASED COMPENSATION
------------------------

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. Effective January 1, 2006, BigString accounts for stock-based compensation under SFAS No. 123(R), "Share-Based Payment." BigString adopted SFAS No. 123(R) using the modified prospective method. Under this modified prospective method, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date of SFAS No. 123(R). Additionally, compensation costs for the portion of the awards outstanding as of the required effective date of SFAS No. 123(R), for which the requisite service has not been rendered, are being recognized as the requisite service is rendered after the required effective date of SFAS No. 123(R). The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123, "Accounting for Stock Based Compensation." Changes to the grant-date fair value of equity awards granted before the required effective date of SFAS No. 123(R) are precluded. The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of SFAS No. 123(R) using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur was not continued.

BigString issues shares of common stock to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued. For the six months ended June 30, 2007 and 2006, BigString recorded compensation expense of $331,250 and $28,472, respectively, in connection with the issuance of these shares. For the period October 8, 2003 (Date of Formation) through June 30, 2007, BigString recorded compensation expense of $610,778 in connection with the issuance of these shares.

BigString issues stock purchase warrants to non-employees as stock-based compensation. The fair values of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model. For the six months ended June 30, 2007 and 2006, BigString did not issue stock purchase warrants for services and recorded compensation expenses of $22,548 and $3,758, respectively, associated with prior issuances of stock purchase warrants. For the period October 8, 2003 (Date of Formation) through June 30, 2007, BigString recorded compensation expense of $241,843 in connection with the issuance of stock purchase warrants for services.

BigString also issues stock options to purchase common stock to employees, directors and vendors as stock-based compensation. The fair values of the stock
options  are   estimated   on  the  date  of  grant

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

using the Black-Scholes option-pricing model. For the six months ended June 30, 2007 and 2006, BigString recorded compensation expense of $40,314 and $0, respectively. For the period October 8, 2003 (Date of Formation) through June 30, 2007, BigString recorded compensation expense of $126,787. BigString did not grant stock options prior to 2006.

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

All research and development for the six months ended June 30, 2007 and 2006 was performed internally for the benefit of BigString. BigString does not perform such activities for others.

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.       ACQUISITIONS

On December 11, 2006, BigString completed the acquisition of the website, DailyLOL.com, pursuant to an asset purchase agreement. The cash purchase price of $13,000 has been allocated to intangible assets based on estimated fair value. The acquisition includes right, title and interest in domain names, customer and member lists and source code.

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

3.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    June 30, 2007     December, 31, 2006
                                                    -------------     ------------------
         Computer equipment and internal software   $      253,115      $      253,115
         Furniture and fixtures                              8,600               8,600
                                                    --------------      --------------
                                                           261,715             261,715
         Less accumulated depreciation                      73,029              47,103
                                                    --------------      --------------
                                                    $      188,686      $      214,612
                                                    ==============      ==============

Depreciation expense for the three months ended June 30, 2007 and 2006, was $12,963 and $7,305, respectively.

Depreciation expense for the six months ended June 30, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through June 30, 2007, was $25,926, $12,062 and $73,603, respectively.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.       GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of patent and trademark fees, logos, source codes and websites. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations including an independent formal appraisal. Other intangibles are being amortized over five years. Amortization expense was $270,803 and $250,000 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense was $541,607, $490,000 and $2,978,222 for the six months ended June 30, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through June 30, 2007, respectively.

Other intangible assets consist of the following:

                                              June 30, 2007     December, 31, 2006
                                              -------------     ------------------
         Patent application, trademark,
            logos, websites and source codes   $ 5,416,067          $ 5,416,067
         Accumulated amortization               (2,978,222)          (2,436,616)
                                               -----------          -----------
                                               $ 2,437,845          $ 2,979,451
                                               ===========          ===========

Should the patent for BigString's Universal Recallable, Erasable and Timed Delivery Email not be issued, BigString will write-off the unamortized amount of the patent intangible amount. Estimated remaining amortization expenses for intangible assets for the next five years, are as follows:

                                              Estimated
                                              Remaining
                     Years Ending            Amortization
                     December 31,              Expense
                     ------------            ------------
                          2007                $  541,607
                          2008                 1,083,213
                          2009                   642,933
                          2010                   122,600
                          2011                    47,492


5.       INCOME TAXES

BigString adopted the provisions of the FASB Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, BigString recognized no adjustment in the net liability for unrecognized income tax benefits.

At June 30, 2007, BigString has a net operating loss carry-forward of approximately $7.7 million, which expires in various years through 2028. Deferred income taxes reflect the impact of net operating carry-forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from BigString's net operating loss carry-forward, BigString has recorded a valuation allowance for the entire amount of the deferred tax asset.

6.       LONG-TERM DEBT

On May 1, 2007, BigString entered into a financing arrangement with several accredited financing parties, pursuant to which it will receive an aggregate of $1,600,000 in financing. Proceeds from the financing will be used to support ongoing operations and the advancement of BigString's technology, and fund marketing and the development of its business.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Subscription Agreement entered into by BigString with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear (collectively, the "Subscribers"), the Subscribers purchased convertible promissory notes in the aggregate principal amount of $800,000, which promissory notes are convertible into shares of BigString's common stock, and warrants to purchase up to 1,777,779 shares of BigString's common stock, resulting in net proceeds of approximately $630,000 after transaction fees of approximately $170,000. BigString accounted for the convertible promissory notes under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and related interpretations including EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Included to, and Potentially Settled in, a Company's Own Stock." Approximately $31,300 of the proceeds was allocated to the warrants based on fair value, and included as additional paid in capital. Due to the beneficial conversion feature of the promissory notes, $666,648 was included as additional paid in capital based on the conversion discount. For the three and six months ended June 30, 2007, $37,036 and $1,740 were included in interest expense for the amortization of the beneficial conversion feature and amortization of the promissory note discount, respectively. An additional $8,000 of accrued debt expense was included in interest expense.

As provided for in the Subscription Agreement, upon the effectiveness of a registration statement with respect to the common stock issuable upon conversion of the promissory notes and exercise of the warrants, in addition to certain other customary closing conditions, the Subscribers will purchase additional convertible promissory notes in the aggregate principal amount of $800,000 and warrants to purchase up to 1,777,779 shares of BigString's common stock (the "Second Closing"), for a total subscription of $1,600,000.

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

In October 2003, the month of BigString's formation, BigString issued 21,210,000 shares of its common stock to principals of BigString at no cost to such principals.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, on February 26, 2007, BigString agreed to issue 192,000 shares of common stock to Howard Greene in consideration for public relations services provided by Greene Inc. Communications. The market value of BigString's common stock at February 26, 2007 was $0.50 per share.

On May 1, 2007, BigString issued 100,000 shares of common stock to Jonathan Bomser in consideration for online marketing services provided by CAC, Inc. The market value of BigString's common stock at May 1, 2007 was $0.33 per share.

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

9.       SHARE-BASED COMPENSATION

On January 1, 2006, BigString adopted SFAS No. 123(R), "Share-Based Payment," requiring the recognition of compensation expense in the consolidated statements of operations related to the fair value of its employee and non-employee share-based options and warrants. SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees." SFAS No. 123(R) is supplemented by SAB No. 107, "Share-Based Payment." SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC positions and regulations including the valuation of share-based payment arrangements.

Warrants:

During 2004, BigString granted warrants as payment for advisory services. The warrants provided for the purchase of 60,000 shares of BigString's common stock at an exercise price of $0.25. Certain of these warrants were exercised in 2005, which resulted in 45,000 shares of common stock being issued to the holders thereof. As a result of these exercises, BigString received $11,250 in gross proceeds. The remainder of these warrants was exercised in 2006, which resulted in 15,000 shares of common stock being issued to the holder thereof. As a result of this exercise, BigString recorded a subscription receivable of $3,750. In connection with the grant of these warrants, BigString recorded an expense of $3,500 which is included in the consolidated statement of operations for the year ended December 31, 2004. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

On January 1, 2005, BigString granted warrants to two consultants, as payment for advisory services. Each warrant provided for the purchase of 50,000 shares of BigString's common stock at an exercise price of $0.25 per share. One of the warrants was exercised in 2006, which resulted in 50,000 shares of common stock being issued to the holder thereof. As a result of this exercise, BigString recorded a subscription receivable of $12,500. In addition, the other warrant providing for the purchase of 50,000 shares of common stock expired on January 1, 2007. In connection with the grant of these warrants, BigString recorded an expense of $7,400 which is included in BigString's consolidated statements of operations for the year ended December 31, 2005. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rated return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On September 23, 2005, BigString granted warrants to a consultant, as payment for advisory services. One warrant provides for the purchase of 1,246,707 shares of common stock with a per share exercise price of $0.16, and the second warrant provides for the purchase of 1,196,838 shares of common stock with a per share exercise price of $0.20. Each of these warrants is due to expire on September 23, 2010 and the grants are non-forfeitable. A portion of each warrant, representing 50,000 shares of common stock, was assigned to a third party. The assigned portions of the warrants were exercised in 2006, which resulted in 100,000 shares of common stock being issued to the holder thereof. As a result of these exercises, BigString received $18,000 in gross proceeds. In connection with the grant of these warrants, BigString recorded an expense of $171,800 which is included in BigString's consolidated statements of operations for the year ended December 31, 2005. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rated return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

On May 2, 2006, BigString granted warrants to purchase shares of common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc. A total of $135,300 of the deferred compensation in connection with the warrants will be expensed over a period of 36 months. For the six months ended June 30, 2007, BigString expensed $22,548 in connection with these services, and the balance of $82,687 of total unrecognized compensation cost is included within paid-in-capital on BigString's consolidated balance sheet. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rated return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.42 and $0.18 per share.

On December 1, 2006, BigString granted warrants to two consultants, as payment for advisory services. Each warrant provides for the purchase of 50,000 shares of BigString's common stock at an exercise price of $0.50 per share. Each of these warrants is due to expire on December 1, 2011. In connection with the grant of these warrants, BigString recorded an expense of $6,530 which is included in BigString's consolidated statements of operations for the year ended December 31, 2006. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rated return of 4.5%; and expected life of 2.6 years. The weighted average fair value of these warrants was $0.08 per share.

As discussed in Note 6, on May 1, 2007, BigString granted warrants to purchase up to 1,991,112 shares of BigString's common stock. Each of the warrants issued to the Subscribers and the Finder, respectively, have a term of five years from May 1, 2007 and was fully vested on the date of issuance. The warrants are exercisable at $0.30 per share of common stock. A total of $31,320 of the purchase price for the convertible promissory notes and warrants was allocated to the warrants based on fair value.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



The number of warrants outstanding as of January 1, 2007 and changes to such number during the six months ended June 30, 2007 is presented below:

                                                                           Weighted
                                                           Weighted        Average
                                                            Average       Remaining       Aggregate
                                                           Exercise      Contractual      Intrinsic
                                              Shares         Price           Term           Value
                                          ------------    ------------   ------------   ------------
Warrants outstanding at January 1, 2007      3,943,545    $       0.52            5.2   $  1,501,939
                                          ============    ============   ============   ============

Warrants granted                             1,991,112            0.30
Warrants exercised                                  --              --
Warrants cancelled/forfeited/expired           (50,000)           0.25
                                          ------------   ------------
Warrants outstanding at June 30, 2007        5,884,657    $       0.45            4.8   $    282,223
                                          ============    ============   ============   ============

Warrants exercisable at June 30, 2007        5,884,657    $       0.45            4.8   $    282,223
                                          ============    ============   ============   ============

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of BigString's common stock on June 30, 2007 and the exercise price for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on June 30, 2007.

No warrants were exercised during the six months ended June 30, 2007 and 2006. Cash received during the six months ended June 30, 2007 and 2006 from the exercise of warrants was $16,250 and $0, respectively. For the period October 8, 2003 (Date of Formation) through June 30, 2007, a total of 210,000 shares of BigString's common stock were purchased upon the exercise of warrants.

Warrants granted in the six months ended June 30, 2007 and 2006 were 1,991,112 and 1,450,000, respectively. For the period October 8, 2003 (Date of Formation) through June 30, 2007, warrants to purchase a total of 6,144,657 shares of BigString's common stock were granted.

During the six months ended June 30, 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2007, warrants to purchase a total of 50,000 shares of BigString's common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. No warrants were cancelled, forfeited or expired during the six months ended June 30, 2006.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan and Stock Options Issued to Consultant:

At the 2006 Annual Meeting of Stockholders, the BigString Corporation 2006 Equity Incentive Plan (the "Equity Incentive Plan") was approved by a majority of BigString's stockholders. Under the Equity Incentive Plan, incentive and nonqualified stock options and rights to purchase common stock may be granted to eligible participants. Options are generally priced to be at least 100% of the fair market value of BigString's common stock at the date of the grant. Options are generally granted for a term of five or ten years. Options granted under the Equity Incentive Plan generally vest between one and five years.

On July 11, 2006, BigString approved the grant of a non-qualified stock option to purchase 575,100 shares of common stock to Kieran Vogel in connection with his participation in OurPrisoner, the interactive Internet television program available through the entertainment portal being operated by BigString's wholly-owned subsidiary, BigString Interactive. As of December 16, 2006, Mr. Vogel completed his obligation in connection with his participation in the OurPrisoner program and subsequently entered into a contractual relationship with BigString. The non-qualified stock option has a term of five years from July 11, 2006 and an exercise price of $0.32 per share. For the year ended
December 31, 2006, BigString recorded a consulting expense of $47,775 in connection with the contractual relationship between Mr. Vogel and BigString.

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

For the six months ended June 30, 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2007, BigString recorded stock-based compensation expense of $40,314 and $126,787, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The number of stock options outstanding as of January 1, 2007 and changes to such number during the six months ended June 30, 2007 is presented below:

                                                                          Weighted
                                                          Weighted        Average
                                                           Average       Remaining       Aggregate
                                                          Exercise      Contractual      Intrinsic
                                             Shares         Price           Term           Value
                                         ------------    ------------   ------------   ------------

Options outstanding at January 1, 2007      5,595,100    $       0.50            7.8   $  1,763,195
                                         ============    ============   ============   ============

Options granted                                    --              --
Options exercised                                  --              --
Options cancelled/forfeited/expired          (245,000)           0.50
                                         ------------    ------------
Options outstanding at June 30, 2007        5,350,100    $       0.50            7.2   $     24,000
                                         ============    ============   ============   ============

Options exercisable at June 30, 2007        2,112,600    $       0.31            5.1   $     24,000
                                         ============    ============   ============   ============

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock prices of BigString's common stock on June 30, 2007 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2007.

No options were exercised, and no cash received from option exercises and purchases of shares for the six months ended June 30, 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2007.

No options were granted in the six months ended June 30, 2007. For the period October 8, 2003 (Date of Formation) through June 30, 2007, options to purchase a total of 5,595,100 shares of BigString's common stock were granted.

For the six months ended June 30, 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2007, options to purchase a total of 245,000 shares of BigString's common stock expired with an aggregate intrinsic value of $0 at the date of expiration.

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

10.      COMMITMENTS AND CONTINGENCIES

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services. In consideration for services performed, BigString agreed to issue to Howard Greene 140,000 shares of common stock in April, 2005 and 192,000 shares of common stock in February, 2007. Total public relation expenses, including the services of Greene Inc. Communications, were $37,449 and $6,323 for the six months ended June 30, 2007 and 2006, and $140,953 for the period October 8, 2003 (Date of Formation) through June 30, 2007, including $96,000 as share-based compensation.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc. In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (1) 1,250,000 shares of common stock, (2) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (3) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00. BigString incurred corresponding consulting expenses of $193,381, $32,230 and $451,223 for the six months ended June 30, 2007 and 2006 and the period October 8, 2003 (Date of Formation) through June 30, 2007, respectively.

On February 26, 2007, BigString entered into a six month agreement for consulting services to be provided by CEOcast, Inc. As payment for these consulting services, BigString agreed to issue 140,000 shares of common stock to CEOcast, Inc. Total investor relations expenses, including the services of CEOcast, Inc., were $92,829 and $148,828 for the six months ended June 30, 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2007, including $47,917 as share-based compensation.

On April 27, 2007, BigString entered into an agreement with CAC, Inc., effective May 1, 2007. The minimum term of the agreement is four months. On May 1, 2007, BigString issued 100,000 shares of common stock to Jonathan Bomser in consideration for online marketing services provided by CAC, Inc. The market value of BigString's common stock at May 1, 2007 was $0.33 per share. Total online marketing expenses, including the services of CAC, Inc., were $78,500 for the six months ended June 30, 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2007, including $16,500 as share-based compensation.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising revenues, to its marketing affiliates. As of June 30, 2007 and 2006, these commitments were not material.

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

As of June 30, 2007, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

11.      SUBSEQUENT EVENTS

On June 15, 2007, BigString filed a registration statement on Form SB-2 (333-143793) with the SEC. BigString filed the registration statement for purposes of registering shares beneficially held by certain stockholders, including those shares beneficially held or to be beneficially held by Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear. See Note 6. On July 31, 2007, BigString amended the registration statement in response to certain SEC comments and to update the information contained therein. To date, the registration statement has not been declared effective by the SEC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         We have provided below information about BigString's financial condition and results of operations for the three and six months ended June 30, 2007 and 2006. This information should be read in conjunction with BigString's consolidated financial statements for the three and six months ended June 30, 2007 and 2006, and the period October 8, 2003 (Date of Formation) through June 30, 2007, including the related notes thereto, which are included on pages 1 through 21 of this report.

Background

         BigString was incorporated in the State of Delaware on October 8, 2003 under the name "Recall Mail Corporation." The company's name was formally changed to "BigString Corporation" in July 2005. BigString was formed, together with Email Emissary, incorporated in the State of Oklahoma on August 7, 2003, to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user. Email Emissary was later acquired by BigString in July 2004. In
September 2006, all of Email Emissary's assets, including its pending patent application, were transferred to BigString. Email Emissary was dissolved on May 17, 2007

Development Stage Company

         BigString is considered a development stage enterprise as defined in the Financial Accounting Standards Board Statement No. 7, Accounting and Reporting for Development Stage Companies. BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

Overview

         BigString is a technology firm with a global client base, focused on providing a superior online communications experience for our users. Our innovations in recallable, erasable email provide a new level of privacy and security for those who wish to protect their proprietary information and manage their digital rights. We serve three main markets: free and paid email accounts for individuals, professional business email solutions, and email marketing services.

         Our development efforts in 2006 were primarily focused on the redesign of our email system, which was launched in December 2006 as BigString Beta 2.0. This release was a significant revision to the application to allow dynamic scalability, feature upgrades and improved user interfaces. Our development efforts in 2007 have focused primarily on improving the overall customer experience with feature upgrades, such as our Triple Layer Secure Email, and development of advanced user interfaces. We also developed a third core product, email marketing services, to complement our consumer email services and professional business email solutions.

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

         We commenced our online marketing efforts in May 2007, with the hiring of an experienced online marketing firm, CAC, Inc. Online marketing efforts include search engine optimization, viral video production, copywriting, online
promotions,   and  posts  of  blogs  and  videos
to online social networking communities. Most of the initial efforts through June 30, 2007 were to build a marketing infrastructure base.

         During the three months ended June 30, 2007, we decreased advertising expenditures related to new user sign-ups as we completed our demand market testing and continued to refine our promotional messages and develop viral activity. Our growth of new users sign-ups decreased for the three months ended June 30, 2007, as compared to the three months ended March 31, 2007. During our market testing during this period, the percentage of traffic from viral activity (non-promotional) increased by 62% over the three months ended March 31, 2007. Associated with this viral growth and the refined promotional messages, the number of customers acquired for every advertising dollar spent increased 302% for the three months ended June 30, 2007, as compared to the three months ended March 31, 2007.

         While we lowered our traffic acquisition costs for new users, we increased our advertising revenue per active account. For the three months ended June 30, 2007, we increased the annualized revenue per active account by 20% over the three months ended March 31, 2007.

         For the three months ended June 30, 2007, the ratio of annualized revenue per active account to traffic acquisition cost per user increased by 382% over the three months ended March 31, 2007. The following table highlights the changes over these periods:

                                           Three months ended
                                     March 31, 2007  June 30, 2007
                                     -----------------------------
Annualized revenue per active user    $       3.65   $       4.37
Traffic acquisition cost per signup   $       0.48   $       0.12
                                     -----------------------------
Ratio                                          7.6           36.7

         In addition to our online promotions, we enhanced our marketing affiliation program to include our private label email service; this affiliation program commenced March 2007. For the three months ended June 30, 2007, client agreements for private label email services and email marketing services increased 500% over the three months ended March 31, 2007. We anticipate expanding our business development and sales efforts and expenses to pursue accelerated revenue growth.

         Other certain criteria we review to measure our performance are set forth below:

      o  the number of first time and repeat users of our email services;
      o  the number of pages of our website viewed by a user;
      o  the number of free and/or paid accounts for each service;
      o the number of users of our free email services who purchase one of our premium product packages;
      o the length of time between the activation of a free account and the conversion to a paid account;
      o the retention rate of customers, including the number of account closures and the number of refund requests;
      o  the acquisition cost per user for each of our email services;
      o  the cost and effectiveness for each of our promotional efforts;
      o the revenue and effectiveness of advertisements we serve; and o the revenue, impressions, clicks and actions per user.

         In 2006, we formed BigString Interactive and launched a new interactive entertainment portal. We began our programming initiative in June 2006 with the debut of OurPrisoner, BigString's interactive Internet television reality program. OurPrisoner concluded its six month run in December 2006. The most popular video clips were archived and continue to be accessed at www.OurPrisoner.com. OurPrisoner allowed us to develop core video technology that has been incorporated into our enterprise email offerings. We also plan to leverage our experience with OurPrisoner in future BigString Interactive programs.

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

         Stock-Based Compensation. BigString has one stock-based compensation plan under which incentive and nonqualified stock options and rights to purchase stock may be granted to employees, directors and other eligible participants. Effective January 1, 2006, BigString accounts for stock-based compensation under SFAS No. 123(R), "Share-Based Payment." BigString adopted SFAS No. 123(R) using the modified prospective method. Under this modified prospective method, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date of SFAS No. 123(R). Additionally, compensation costs for the portion of the awards outstanding as of the required effective date of SFAS No. 123(R), for which the requisite service has not been rendered, are being recognized as the requisite service is rendered after the required effective date of SFAS No. 123(R). The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123, "Accounting for Stock Based Compensation." Changes to the grant-date fair value of equity awards granted before the required effective date of SFAS No. 123(R) are precluded. The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of SFAS No. 123(R) using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur was not continued.

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

         Accounting for Derivatives. BigString evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and related interpretations, including EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

Results of Operations
For the Three and Six Months Ended June 30, 2007 and 2006

         Net Loss. For the three months ended June 30, 2007, our net loss was $912,842, as compared to a $696,568 net loss for the same period in 2006, primarily due to a $108,723 increase in sales and marketing expenses related to online marketing and public relations activities, a $81,702 increase in general and administrative expenses relating to investor relations and employee compensation, and a $51,827 change in interest income to interest expense related to our May 1, 2007 financing of convertible promissory notes and warrants.

         For the six months ended June 30, 2007, our net loss was $1,694,328, as compared to a $1,250,555 net loss for the same period in 2006, primarily due to a $198,550 increase in general and administrative expenses relating to investor relations and employee compensation, a $164,857 increase in sales and marketing expenses related to online marketing, advertising and public relations activities, a $51,606 increase in amortization expenses, and a $52,159 change in interest income to interest expense related to our May 1, 2007 financing of convertible promissory notes and warrants.

         Revenues. For the three months ended June 30, 2007, our total revenues were $9,412, as compared to $2,887 in total revenues for the same period in 2006. Of the revenues generated for the three months ended June 30, 2007, $5,106 was generated from the purchase of our services and $4,306 was generated from advertisers, whereas for the three months ended June 30, 2006, $2,498 was generated from the purchase of our services and $389 was generated from advertisers.

         For the six months ended June 30, 2007, our total revenues were $19,187, as compared to $6,059 in total revenues for the same period in 2006. Of the revenues generated for the six months ended June 30, 2007, $10,504 was generated from the purchase of our services and $8,683 was generated from advertisers, whereas for the six months ended June 30, 2006, $5,132 was generated from the purchase of our services and $927 was generated from advertisers.

         Our advertising revenues are paid based on a mix of impressions, clicks and actions. On a normalized impression basis, the average revenue per paid-impression for the three months ended June 30, 2007 increased by 42% over the three months ended March 31, 2007, and increased 128% from January 2007.

         During the six months ended June 30, 2007, BigString offered three services for purchase: premium upgrades for individual accounts; professional business email solutions; and email marketing services. Purchases increased 292% for the six months ended June 30, 2007, as compared to the same period in 2006. During the six months ended June 30, 2007, premium upgrade purchases increased by 51% from the same prior year period. During the six months ended June 30, 2007, purchased professional business email solutions increased over 5,000% from the same prior year period. Email marketing services are new services and did not have sales in the six months ended June 30, 2006. As of June 30, 2007, unearned revenue from the purchase of our products increased to $14,182 from $4,689 at June 30, 2006 and $4,681 at December 31, 2006.

         Expenses. Operating expenses for the three months ended June 30, 2007 were $880,792, a $170,972 increase over operating expenses of $709,820 incurred in the same period in 2006.

Operating  expenses,   excluding  amortization,   depreciation  and  share-based
compensation expenses, increased $4,394 over these periods.


      o General and administrative: General and administrative expenses for the three months ended June 30, 2007 were $329,110, as compared to $247,408 for the same prior year period. The $81,702 increase in expenses was primarily attributable to investor relations expenses which increased by $72,412, and employee compensation expenses which increased by $21,426 due to share-based option expenses.

      o Sales and marketing: Sales and marketing expenses for the three months ended June 30, 2007 were $136,793, as compared to $28,070 for the same prior year period. The $108,723 increase in expenses was primarily attributable to online marketing expenses of $78,500, and an increase in public relations expenses of $18,417.

      o Amortization: Amortization expense for the three months ended June 30, 2007 was $270,803, as compared to $250,000 for the same prior year period. The $20,803 increase in expense was primarily attributable to the increase in intangible assets related to the 2006 website acquisitions of FindItAll.com, AmericanMoBlog.com and DailyLOL.com.

      o Cost of revenues: Cost of revenues for the three months ended June 30, 2007 was $25,796, as compared to $50,713 for the same prior year period. The $24,917 decrease in cost was primarily attributable to reduced staffing and associated overhead expenses.

      o Research and development: Research and development expenses for the three months ended June 30, 2007 were $118,290, as compared to $133,629 for the same prior year period. The $15,339 decrease in expenses was primarily attributable to reduced development staffing and associated overhead costs.

         Operating expenses for the six months ended June 30, 2007 were $1,676,209, a $404,742 increase over operating expenses of $1,271,467 incurred in the same period in 2006.

      o General and administrative: General and administrative expenses for the six months ended June 30, 2007 were $604,357, as compared to $405,807 for the same prior year period. The $198,550 increase in expenses was primarily attributable investor relations expenses, which increased by $92,829, and employee compensation expenses, which increased by $79,052, including $40,314 of share-based option expenses.

      o Sales and marketing: Sales and marketing expenses for the six months ended June 30, 2007 were $203,739, as compared to $38,882 for the same prior year period. The $164,857 increase in expenses was primarily attributable to online marketing expenses which increased $78,500, public relations expenses which increased $31,126, and advertising expenses which increased $23,341.

      o Amortization: Amortization expense for the six months ended June 30, 2007 was $541,606, as compared to $490,000 for the same prior year period. The $51,606 increase in expense was primarily attributable to the increase in intangible assets related to the 2006 website acquisitions of FindItAll.com, AmericanMoBlog.com and DailyLOL.com.

      o Cost of revenues: Cost of revenues for the six months ended June 30, 2007 was $69,120, as compared to $73,975 for the same prior year period. The $4,855 decrease in cost was primarily attributable to reduced staffing and associated overhead expenses.

      o Research and development: Research and development expenses for the six months ended June 30, 2007 were $257,387, as compared to $262,803 for the same prior year period. The

         $5,416 decrease in expenses was primarily attributable to reduced development staffing and associated overhead expenses.

         Interest Expense and Income. Net expense was $41,462 for the three months ended June 30, 2007, as compared to $10,365 of interest income for the same prior year period. This change from interest income to interest expense was primarily attributable to non-cash expenses of $37,036 for the accretion for the beneficial conversion feature of the convertible promissory notes recorded as additional paid in capital, $8,000 for accrued debt for interest on the convertible promissory notes, and $1,740 for the amortization of the convertible promissory note discount. Interest income earned for the three months ended June 30, 2007, was approximately 50% of the amount earned for the three months ended March 31, 2007 due to smaller cash balances maintained by BigString.

         Net expense was $37,306 for the six months ended June 30, 2007, as compared to $14,853 of interest income for the same prior year period. This change from interest income to interest expense was primarily attributable to non-cash expenses discussed above relating to the three months ended June 30, 2007.

         Income Taxes. No tax provision has been recorded for the three and six months ended June 30, 2007 and 2006 as a result of our accumulated operating losses.

Liquidity and Capital Resources

         Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception through June 30, 2007, we have expended $3,670,669 for operating and investing activities, which has been primarily funded by investments of $4,150,388 from our stockholders and convertible promissory note holders. For the six months ended June 30, 2007, we expended $683,793 for operating and investing activities, a decrease of $130,449 from the amount expended during the six months ended June 30, 2006.

         Our cash balance as of June 30, 2007 was $479,719, which was a decrease of $986,896 from our cash balance of $1,466,615 as of June 30, 2006. This decrease to our cash balance related to operating and investment expenses of $1,651,334, which included expenses associated with the development of our products and services and our interactive promotional show, OurPrisoner, and professional fees. These expenses were partially offset by $664,438 raised by BigString through exercise of warrants and private placement of convertible promissory notes and warrants.

         On May 1, 2007, BigString entered into a financing arrangement with several accredited financing parties, pursuant to which it will receive an aggregate of $1,600,000 in financing. Proceeds from the financing will be used to support ongoing operations and the advancement of BigString's technology, and fund marketing and the development of its business. Pursuant to a Subscription Agreement that BigString entered into with the Subscribers, the Subscribers purchased convertible promissory notes in the aggregate principal amount of $800,000, which promissory notes are convertible into shares of BigString's common stock and warrants to purchase up to 1,777,779 shares of BigString's common stock. As provided for in the Subscription Agreement, upon the effectiveness of a registration statement with respect to the common stock issuable upon conversion of the promissory notes and exercise of the warrants, in addition to certain other customary closing conditions, the Subscribers will purchase at the Second Closing additional convertible promissory notes in the aggregate principal amount of $800,000 and warrants to purchase up to 1,777,779 shares of BigString's common stock, for a total subscription of $1,600,000. Each promissory note has a term of three years and accrues interest at a rate of six percent annually. The holder of a convertible promissory note shall have the right from and after the issuance thereof until such time as the convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.18 per share.

         Management believes its current cash balance of $385,042 at August 13, 2007, together with the aggregate $800,000 to be received at the Second Closing, is sufficient to fund the minimum level of operations for the next twelve months.

         BigString has completed significant development of its email service and has made adjustments to its cost structure, such as the elimination of expenses associated with the production of OurPrisoner and the reduction of a portion of compensation costs associated with development. BigString also expects sales, marketing and advertising expenses and cost of revenues to increase as we promote and grow our email service. However, if our revenue and cash balance are insufficient to fund the growth of our business, we may seek additional funds. There can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts and may force us to reduce our operations. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

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

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The following matter was submitted to a vote of BigString's stockholders at BigString's 2007 Annual Meeting of Stockholders held on May 30, 2007 (the "Annual Meeting"). The number of shares of BigString's common stock that were present at the Annual Meeting in person or by proxy was 34,096,067.

         Election of Directors
         ---------------------

         At the Annual Meeting, the stockholders elected each of Robert S. DeMeulemeester, Marc W. Dutton, Adam M. Kotkin, Darin M. Myman, Lee Rosenberg and Todd M. Ross to serve as a director of BigString. Each nominee for director was elected for a one year term. The balloting for election was as follows:

                                                            Votes
         Name of Director          Votes For   Percentage  Withheld   Percentage
         ----------------          ---------   ----------  --------   ----------
         Robert S. DeMeulemeester  33,396,067     97.9%     700,000      2.1%
         Marc W. Dutton            34,096,067     100%         0          0%
         Adam M. Kotkin            34,096,067     100%         0          0%
         Darin M. Myman            34,096,067     100%         0          0%
         Lee Rosenberg             34,096,067     100%         0          0%
         Todd M. Ross              34,096,067     100%         0          0%

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


                                    BigString Corporation
                                    --------------------------------------------
                                    Registrant


Dated:  August 14, 2007               /s/ Darin M. Myman
                                    --------------------------------------------
                                    Darin M. Myman
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Dated:  August 14, 2007               /s/ Robert S. DeMeulemeester
                                    --------------------------------------------
                                    Robert S. DeMeulemeester
                                    Chief Financial Officer
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

          4.2 Form of Convertible Note, dated May 1, 2007, issued to the following persons and in the following amounts: Whalehaven Capital Fund Limited ($250,000); Alpha Capital Anstalt ($250,000); Chestnut Ridge Partners LP ($125,000); Iroquois Master Fund Ltd. ($125,000); and Penn Footwear ($50,000), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

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

          10.22 Agreement, dated December 1, 2005, by and among BigString and the following selling stockholders: AJW New Millennium Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC, David M. Adredge, David A. Arledge, Susan Baran, Jeffrey M. Barber and JoAnn Barber, Nicholas Codispoti, Nicholas Codispoti, IRA, Codispoti Foundation, Jon M. Conahan, Dean G. Corsones, Michael Dewhurst, Marc Dutton, Theodore Fadool, Jr., Howard Greene, Harvey M. Goldfarb, Charles S. Guerrieri, Brenda L. Herd and Glenn A. Herd, Herd Family Partnership, Ronald C. Herd and Michele Herd, Steven Hoffman, James R. Kaufman and Barbara Kaufman, Jeffrey Kay and Lisa Kay, Gerald Kotkin, Paul A. Levis PSP, Joel Marcus, Barbara A. Musco and Barrie E. Bazar, Craig Myman, New Millennium Capital Partners II, LLC, Alfred Pantaleone, Sara
                    R. Pasquarello, Richard P. Petrone and Georgia Petrone, David Prado and Kim Prado, Lee Rosenberg, Todd M. Ross, Marc Sandusky, Adam Schaffer, H. Joseph Sgroi, Shefts Family LP, Thomas Shields, Mark Yuko, Bradley Zelenitz and Shefts Associates, Inc., incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

          10.23     Business   Consultant  Services  Agreement  by  and  between
                    BigString and Shefts Association, Inc., incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the
                    Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on October 21, 2005.

          10.24 Lease between BigString, as Tenant, and Walter Zimmerer & Son, as Landlord, dated May 8, 2007, for the premises located at 3 Harding Road, Suite F, Red Bank, New Jersey 07701, incorporated by reference to Exhibit 10.24 to the Registration Statement on Form SB-2 (Registration No. 333-143793) filed with the SEC on June 15, 2007.

          10.25 Business Consultant Services Agreement, dated May 2, 2006, by and between BigString and Lifeline Industries, Inc., incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K filed with the SEC on May 4, 2006.

          10.26 Securities Purchase Agreement, dated as of May 19, 2006, by and among BigString and Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., including Schedule 1 - Schedule of Purchasers, and Exhibit C - Form of Warrant. Upon the request of the SEC, BigString agrees to furnish copies of each of the following schedules and exhibits: Schedule 2-3.2(d) - Warrants; Schedule 2-3.3 - Registration Rights;
                    Schedule 2-3.7 - Financial Statements; Schedule 2-3.10 - Broker's or Finder's Fees; Schedule 2-3.11 - Litigation;
                    Schedule 2-3.16 - Intellectual Property Claims Against the Company; Schedule 2-3.17 - Subsidiaries; Schedule 2-3.19(a)
                    - Employee Benefit Plans; Schedule 2-3.22 - Material Changes; Exhibit A - Form of Certificate of Designations of the Series A Preferred Stock; Exhibit B - Form of Registration Rights Agreement; Exhibit D - Form of Giordano, Halleran & Ciesla, P.C. Legal Opinion, incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K filed with the SEC on May 22, 2006.

          10.27 Registration Rights Agreement, dated as of May 19, 2006, by and among BigString and Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K filed with the SEC on May 22, 2006.

          10.28 Asset Purchase Agreement, dated as of May 19, 2006, by and between BigString and Robb Knie. Upon the request of the SEC, BigString agrees to furnish a copy of Exhibit A - Form of Registration Rights Agreement, and Exhibit B - Investor Suitability Questionnaire, incorporated by reference to
                    Exhibit 10.35 to the Current Report on Form 8-K filed with the SEC on May 22, 2006.

          10.29 Registration Rights Agreement, dated as of May 19, 2006, by and between BigString and Robb Knie, incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K filed with the SEC on May 22, 2006.

          10.30 Stock Redemption Agreement, dated May 31, 2006, by and between BigString and David L. Daniels, incorporated by reference to Exhibit 10.37 to the Registration Statement on Form SB-2 (Registration No. 333-135837) filed with the SEC on July 18, 2006.

          10.31 Stock Redemption Agreement, dated May 31, 2006, by and between BigString and Deborah K. Daniels, incorporated by reference to Exhibit 10.38 to the Registration Statement on Form SB-2 (Registration No. 333-135837) filed with the SEC on July 18, 2006.

          10.32 Stock Redemption Agreement, dated May 31, 2006, by and between BigString and Charles A. Handshy, Jr., incorporated by reference to Exhibit 10.39 to the Registration Statement on Form SB-2 (Registration No. 333-135837) filed with the SEC on July 18, 2006.

          10.33 Stock Redemption Agreement, dated May 31, 2006, by and between BigString and June E. Handshy, incorporated by reference to Exhibit 10.40 to the Registration Statement on Form SB-2 (Registration No. 333-135837) filed with the SEC on July 18, 2006.

          10.34 Letter Agreement, dated September 18, 2006, between BigString and Robert DeMeulemeester, incorporated by reference to Exhibit 10.41 to the Current Report on Form 8-K filed with the SEC on September 21, 2006.

          10.35     BigString    Corporation   2006   Equity   Incentive   Plan,
                    incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.

          10.35.1 Form of Incentive Option Agreement (Employees), incorporated by reference to Exhibit 10.42.1 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.

          10.35.2 Form of Director Option Agreement (Non-employee Directors), incorporated by reference to Exhibit 10.42.2 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.

          10.36 Subscription Agreement, dated as of April 30, 2007, by and among BigString and Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear, including Exhibit B - Form of Common Stock Purchase Warrant. Upon the request of the Securities and Exchange Commission, BigString agrees to furnish copies of each of the following schedules and exhibits: Schedule 5(a) - Subsidiaries; Schedule 5(d) - Additional Issuances/Capitalization; Schedule 5(f) - Conflicts; Schedule 5(q) - Undisclosed Liabilities; Schedule 5(v) - Transfer Agent; Schedule 8 - Finder's Fee; Schedule 9(s) - Lockup Agreement Providers; Schedule 11.1(iv) - Additional Securities to be Included in the Registration Statement; Exhibit A - Form of Convertible Note (included as
                    Exhibit 4.2); Exhibit C - Form of Escrow Agreement; Exhibit D - Form of Giordano, Halleran & Ciesla, P.C. Legal Opinion; Exhibit E - Proposed Public Announcement; and Exhibit F - Form of Lock-Up Agreement, incorporated by reference to
                    Exhibit 10.43 to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

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