Form 10QSB
period 2007-09-30
BigString CORP
filed 2007-11-14
CIK 1335282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                        Commission file number 000-51661

                              BIGSTRING CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                 20-0297832
                 --------                                 ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

               3 Harding Road, Suite E, Red Bank, New Jersey 07701
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 741-2840
                            ------------------------
                (Issuer's telephone number, including area code)

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

                               Yes [_]     No [X]

As of November 14, 2007, there were 47,367,125 shares of the Issuer's Common Stock, par value $0.0001 per share, outstanding.

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

                              BIGSTRING CORPORATION

                              INDEX TO FORM 10-QSB
                              --------------------

PART I.  FINANCIAL INFORMATION                                              PAGE
-------  ---------------------                                              ----

Item 1.  Financial Statements .................................................1

         Consolidated Balance Sheets as of September 30, 2007 (unaudited)
         and December 31, 2006 ................................................2

         Consolidated Statements of Operations (unaudited)
         for the three and nine months ended September 30, 2007 and 2006 and the period October 8, 2003 (Date of Formation) through
         September 30, 2007 ...................................................3

         Consolidated Statements of Stockholders' Equity (unaudited)
         for the nine months ended September 30, 2007 and the period
         October 8, 2003 (Date of Formation) through September 30, 2007 .......4

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 2007 and 2006
         and the period October 8, 2003 (Date of Formation) through
         September 30, 2007 ...................................................6

         Notes to Unaudited Consolidated Financial Statements .................7

Item 2.  Management's Discussion and Analysis
         or Plan of Operation ................................................23

Item 3.  Controls and Procedures .............................................31

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings ...................................................32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........32

Item 3.  Defaults Upon Senior Securities .....................................32

Item 4.  Submission of Matters to a Vote of Security Holders .................32

Item 5.  Other Information ...................................................32

Item 6.  Exhibits ............................................................32

Signatures ...................................................................33

Index of Exhibits ...........................................................E-1

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

     The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results of the entire fiscal year or for any other period.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                     September 30, 2007  December 31, 2006
                                                                                         ------------       ------------
                                                                                         (Unaudited)
                                                              ASSETS

Current assets:
      Cash and cash equivalents                                                          $    167,824       $    517,074
      Accounts receivable - net of allowance of $100 and $0                                     1,954              1,736
      Prepaid expenses and other current assets                                                 2,199              4,625
                                                                                         ------------       ------------

         Total current assets                                                                 171,977            523,435

Property and equipment - net                                                                  175,723            214,612

Intangible assets - net                                                                     2,167,042          2,979,451

Other assets                                                                                  202,907              8,872
                                                                                         ------------       ------------

           TOTAL ASSETS                                                                  $  2,717,649       $  3,726,370
                                                                                         ============       ============


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Accounts payable                                                                   $    264,981       $     83,179
      Accrued expenses                                                                         41,761            125,179
      Unearned revenue                                                                         11,907              4,681
                                                                                         ------------       ------------

         Total current liabilities                                                            318,649            213,039

Long-term liabilities:
      Long-term debt                                                                          218,972                 --
                                                                                         ------------       ------------
           TOTAL LIABILITIES                                                                  537,621            213,039

Stockholders' equity:

      Preferred stock, $.0001 par value - authorized 1,000,000 shares;
        outstanding 400,000 and 400,000 shares, respectively                                       40                 40
      Common stock, $.0001 par value - authorized 249,000,000 shares;
        outstanding 47,367,125 and 46,935,125 shares, respectively                              4,737              4,694
      Additional paid in capital                                                           11,228,229          9,980,762
      Subscription receivable                                                                      --            (16,250)
      Deficit accumulated during the development stage                                     (9,052,978)        (6,455,915)
                                                                                         ------------       ------------

         Total stockholders' equity                                                         2,180,028          3,513,331
                                                                                         ------------       ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  2,717,649       $  3,726,370
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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)
                                   (Unaudited)

                                                                                                                       Period
                                                                                                                  October 8, 2003
                                                                                                                      (Date of
                                                                                                                     Formation)
                                                      Three Months Ended                 Nine Months Ended            Through
                                                         September 30,                     September 30,            September 30,
                                                    2007             2006             2007            2006              2007
                                                ------------     ------------     ------------     ------------     ------------
Net sales                                       $     10,863     $      3,843     $     30,050     $      9,902     $     56,845

Costs and expenses(1):
     Cost of revenues                                 21,874           74,729           90,994          148,704          384,075
     Research and development                        116,871          160,930          374,258          423,733        1,483,039
     Sales and marketing                             148,962           89,701          352,701          128,583          703,087
     General and administrative                      288,709          389,064          893,066          794,871        2,760,826
     Amortization of intangibles                     270,803          270,000          812,409          760,000        3,249,025
                                                ------------     ------------     ------------     ------------     ------------
      Total costs and expenses                       847,219          984,424        2,523,428        2,255,891        8,580,052
                                                ------------     ------------     ------------     ------------     ------------

Loss from operations                                (836,356)        (980,581)      (2,493,378)      (2,245,989)      (8,523,207)

Interest expense/income                              (66,379)          14,446         (103,685)          29,299          (49,771)
                                                ------------     ------------     ------------     ------------     ------------

Net loss                                        $   (902,735)    $   (966,135)    $ (2,597,063)    $ (2,216,690)    $ (8,572,978)
                                                ============     ============     ============     ============     ============

Loss per common share - basic
    and diluted                                 $      (0.02)    $      (0.02)    $      (0.05)    $      (0.05)
                                                ============     ============     ============     ============

Weighted average common shares
    outstanding - basic and diluted               47,367,125       46,770,125       47,255,066       50,232,579
                                                ============     ============     ============     ============

 (1)Stock-based compensation by
    function included above
     Cost of revenues                           $         --     $      2,660     $        903     $      2,660     $     29,541
     Research and development                         10,905            4,032           32,737            4,032           79,586
     Sales and marketing                              17,627           11,722          134,786           11,722          174,950
     General and administrative                      126,898          129,047          381,116          161,277          850,761
                                                ------------     ------------     ------------     ------------     ------------
      Total stock-based compensation expense    $    155,430     $    147,461     $    549,542     $    179,691     $  1,134,838
                                                ============     ============     ============     ============     ============

            See notes to unaudited consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)
                                   (Unaudited)

                                            Preferred Stock       Common Stock
                                            --------------    ----------------------     Additional
                                            No. of            No. of                       Paid-In      Subscription     Retained
                                    Total   Shares  Amount    Shares          Amount       Capital       Receivable      Earnings
                                    -----   ------  ------    ------          ------       -------       ----------      --------
Balance, October 8, 2003         $        --    --   $ --            --    $        --    $        --    $        --    $        --
                                 -----------  ----   ----   -----------    -----------    -----------    -----------    -----------

Issuance of common stock
   (at $.0001 per share)                  --    --     --    21,210,000          2,121         (2,121)            --             --

Contribution of capital               45,000    --     --            --             --         45,000             --             --

Sale of common stock
   (at $0.25 per share)                   --    --     --        40,000              4          9,996        (10,000)            --

Net loss                             (29,567)   --     --            --             --             --             --        (29,567)
                                 -----------  ----   ----   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003            15,433    --     --    21,250,000          2,125         52,875        (10,000)       (29,567)
                                 -----------  ----   ----   -----------    -----------    -----------    -----------    -----------

Sale of common stock
   (at $0.25 per share)              227,500    --     --       870,000             87        217,413         10,000             --

Issuance of common
   stock for services
   (valued at $0.21 per share)        39,251    --     --       185,000             19         39,232             --             --

Issuance of common
   stock for acquisition
   (valued at $0.24 per share)     4,800,000    --     --    20,000,000          2,000      4,798,000             --             --

Issuance of warrants
   for services
   (valued at $0.07 per share)         3,500    --     --            --             --          3,500             --             --

Net loss                            (729,536)   --     --            --             --             --             --       (729,536)
                                 -----------  ----   ----   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2004         4,356,148    --     --    42,305,000          4,231      5,111,020             --       (759,103)
                                 -----------  ----   ----   -----------    -----------    -----------    -----------    -----------

Sale of common stock
   (at $0.25 per share)              230,500    --     --       922,000             92        230,408             --             --

Exercise of warrants
   (at $0.25 per share)               11,250    --     --        45,000              4         11,246             --             --

Issuance of common
   stock for services
   (valued at $0.25 per share)        12,500    --     --        50,000              5         12,495             --             --

Sale of common stock
   (at $0.16 per share)            1,511,700    --     --     9,448,125            945      1,510,755             --             --

Issuance of warrants
   for services
   (valued at $0.07 per share)       179,200    --     --            --             --        179,200             --             --

Net loss                          (2,102,587)   --     --            --             --             --             --     (2,102,587)
                                 -----------  ----   ----   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2005         4,198,711    --     --    52,770,125          5,277      7,055,124             --     (2,861,690)
                                 -----------  ----   ----   -----------    -----------    -----------    -----------    -----------

Redemption of shares from
   stockholders
   (at $0.05 per share)             (400,000)   --     --    (8,000,000)          (800)      (399,200)            --             --

Issuance of common stock for
   consulting services
   (valued at $0.82 per share)            --    --     --     1,250,000            125           (125)            --             --

Stock-based compensation
   expense                           314,250    --     --            --             --        314,250             --             --

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)
                                   (Continued)

                                                    Preferred Stock         Common Stock
                                                 --------------------   --------------------   Additional
                                                  No. of                 No. of                 Paid-In    Subscription   Retained
                                      Total       Shares     Amount      Shares     Amount      Capital     Receivable    Earnings
                                   -----------   ---------  ---------  ----------  ---------  ------------  ----------  -----------
Issuance of warrants for
   consulting services
   (valued at $0.08, $0.18
   and $0.42 per share)                 36,595          --         --          --         --        36,595         --            --

Issuance of common stock for
   website acquisition
   (valued at $0.80 per share)         600,000          --         --     750,000         75       599,925         --            --

Sale of preferred stock
   (at $.0001 per share)             1,860,000     400,000         40          --         --     1,859,960         --            --

Dividends resulting from the
   allocation of proceeds for
   the beneficial conversion
   feature of the preferred stock           --          --         --          --         --       480,000         --      (480,000)

Exercise of warrants (at $0.16,
   $0.20 and $0.25 per share)           18,000          --         --     165,000         17        34,233    (16,250)           --

Net loss                            (3,114,225)         --         --          --         --            --         --    (3,114,225)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006           3,513,331     400,000         40  46,935,125      4,694     9,980,762    (16,250)   (6,455,915)
-----------------------------------------------------------------------------------------------------------------------------------

Exercise of warrants (at $0.16,
   $0.20 and $0.25 per share)           16,250          --         --          --         --            --     16,250            --

Issuance of common stock
   for consulting services
   (valued at $0.33 and $0.50
   per share)                               --          --         --     432,000         43           (43)        --            --

Stock-based compensation
   expense                             549,542          --         --          --         --       549,542         --            --

Allocation to warrants from
   sale of convertible
    notes and  warrants                 31,320          --         --          --         --        31,320         --            --

Beneficial conversion feature
   of convertible notes                666,648          --         --          --         --       666,648         --            --

Net loss                            (2,597,063)         --         --          --         --            --         --    (2,597,063)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2007        $ 2,180,028     400,000  $      40  47,367,125  $   4,737  $ 11,228,229   $     --   $(9,052,978)
-----------------------------------------------------------------------------------------------------------------------------------

            See notes to unaudited consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                                   (Unaudited)

                                                                                                                   Period
                                                                                                              October 8, 2003
                                                                                  Nine Months Ended         (Date of Formation)
                                                                                    September 30,                 Through
                                                                               2007              2006        September 30, 2007
                                                                           -----------        -----------        -----------
Cash flows from operating activities:
    Net loss                                                               $(2,597,063)       $(2,216,690)       $(8,572,978)
Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation of property and equipment                                      38,889             24,270             86,566
    Amortization of intangibles                                                812,409            760,000          3,249,025
    Amortization of other assets                                               123,833                 --            123,833
    Stock-based compensation                                                   549,542            179,691          1,134,838
    Changes in operating assets and liabilities:
       (Increase) in accounts receivable, net                                     (218)              (875)            (1,954)
       Decrease (increase) in prepaid expenses and other assets                  5,458             16,889             (8,039)
       Increase (decrease) in accounts payable                                 181,802             (2,908)           264,981
       (Decrease) increase in accrued expenses and other liabilities           (63,418)            16,774             58,695
       Increase (decrease) in unearned revenue                                   7,226             (2,033)            11,907
                                                                           -----------        -----------        -----------
    Net cash used in operating activities                                     (941,540)        (1,224,882)        (3,653,126)
                                                                           -----------        -----------        -----------

Cash flows from investment activities:
    Purchase of property and equipment                                              --           (177,745)          (262,290)
    Acquisitions                                                                    --                 --            (13,000)
                                                                           -----------        -----------        -----------
    Net cash used in investing activities                                           --           (177,745)          (275,290)
                                                                           -----------        -----------        -----------

Cash flows from financing activities:
    Proceeds from issuance of convertible notes and warrants, net              576,040                 --            576,040
    Proceeds from issuance of preferred stock, net                                  --          1,860,000          1,860,000
    Proceeds from exercise of common stock warrants and
       issuance of common stock                                                 16,250                 --          2,060,200
    Payments for redemption of common stock                                         --           (400,000)          (400,000)
                                                                           -----------        -----------        -----------
    Net cash provided by financing activities                                  592,290          1,460,000          4,096,240
                                                                           -----------        -----------        -----------

Net (decrease) increase in cash                                               (349,250)            57,373            167,824

Cash - beginning of period                                                     517,074            820,857                 --
                                                                           -----------        -----------        -----------

Cash - end of period                                                       $   167,824        $   878,230        $   167,824
                                                                           ===========        ===========        ===========

Supplementary information:
    Details of acquisitions:
       Fair value of assets acquired                                       $        --        $        --        $     2,790
       Fair value of liabilities assumed                                            --                 --             (5,857)
       Intangibles                                                                  --            600,000          5,416,067
                                                                           -----------        -----------        -----------
       Common stock issued to effect acquisition                           $        --        $   600,000        $ 5,400,000
                                                                           ===========        ===========        ===========
       Cash paid to effect acquisition                                     $        --        $        --        $    13,000
                                                                           ===========        ===========        ===========

    Stock-based compensation:
       Common stock issued for services                                    $   455,249        $   142,360        $   734,777
       Common stock options issued for services                                 60,471             18,541            146,944
       Common stock warrants issued for services                                33,822             18,790            253,117
                                                                           -----------        -----------        -----------
                                                                           $   549,542        $   179,691        $ 1,134,838
                                                                           ===========        ===========        ===========

            See notes to unaudited consolidated financial statements.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND THE
     PERIOD OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH SEPTEMBER 30, 2007

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

The consolidated balance sheet as of September 30, 2007, and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by BigString and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2006 was derived from audited financial statements. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

CASH EQUIVALENTS
----------------

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At September 30, 2007 and December 31, 2006, cash equivalents approximated $163,000 and $510,000, respectively.

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

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers in the United States, Canada, Europe and Asia.

Advertising revenues generated through two advertising services firms accounted for 16% and 14% of our revenues for the nine months ended September 30, 2007. One advertising services firm accounted for 22% of our revenues for the nine months ended September 30, 2006.

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

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers' ability to pay. Reserves at September 30, 2007 and December, 31 2006 were $100 and $0, respectively.

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

BigString issues shares of common stock to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued. For the nine months ended September 30, 2007 and 2006, BigString recorded compensation expense of $455,249 and $142,360, respectively, in connection with the issuance of these shares. For the period October 8, 2003 (Date of Formation) through September 30, 2007, BigString recorded compensation expense of $734,777 in connection with the issuance of these shares.

BigString issues stock purchase warrants to non-employees as stock-based compensation. The fair values of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model. For the nine months ended September 30, 2007 and 2006, BigString recorded compensation expenses of $33,822 and $18,790, respectively, associated with issuances of stock purchase warrants. For the period October 8, 2003 (Date of Formation) through September 30, 2007, BigString recorded compensation expense of $253,117 in connection with the issuance of stock purchase warrants for services.

BigString also issues stock options to purchase common stock to employees, directors and vendors as stock-based compensation. The fair values of the stock options are estimated on the date of grant

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

using the Black-Scholes option-pricing model. For the nine months ended September 30, 2007 and 2006, BigString recorded compensation expense of $60,471 and $18,541, respectively. For the period October 8, 2003 (Date of Formation) through September 30, 2007, BigString recorded compensation expense of $146,944. BigString did not grant stock options prior to 2006.

INCOME TAXES
------------

BigString accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax basis of reported assets and liabilities.

The principal items giving rise to deferred taxes are timing differences between book and tax amortization of intangible assets and other expenditures.

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

All research and development for the nine months ended September 30, 2007 and 2006 was performed internally for the benefit of BigString. BigString does not perform such activities for others.

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLES
-----------

In September 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

For financial instruments, including cash investments, accounts payable and accrued expenses, the carry amount approximates fair value because of the short maturities of such instruments.

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

2.   GOING CONCERN

For the nine months ended September 30, 2007, BigString's consolidated financial statements reflect a net loss of $2,597,063, net cash used in operations of $941,540, working capital deficit of $146,672, a deficit accumulated during the development stage of $9,052,978 and an accumulated deficit of $8,572,978. These matters raise doubt about the ability of BigString to continue as a going concern. BigString's consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

The ability of BigString to continue as a going concern is dependent on BigString's ability to further implement its business plan, raise capital and generate additional revenues. BigString can

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

give no assurances that it will generate sufficient cash flow from operations or obtain additional financing.

The time required for BigString to become profitable is highly uncertain, and BigString can give no assurances that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, planned marketing expenditures and working capital requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond BigString's control, including the state of the capital markets and the prospects for BigString's business. The necessary additional financing may not be available to BigString or may be available only on terms that would result in further dilution to the current stockholders of BigString.

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                   September 30, December, 31,
                                                       2007          2006
                                                     --------      --------

       Computer equipment and internal software      $253,115      $253,115
       Furniture and fixtures                           8,600         8,600
                                                     --------      --------
                                                      261,715       261,715
       Less accumulated depreciation                   85,992        47,103
                                                     --------      --------
                                                     $175,723      $214,612
                                                     ========      ========

Depreciation expense for the three months ended September 30, 2007 and 2006 was $12,963 and $12,208, respectively.

Depreciation expense for the nine months ended September 30, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through September 30, 2007, was $38,889, $24,270 and $86,566, respectively.

5.   GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of patent and trademark fees, logos, source codes and websites. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including an independent formal appraisal. Other intangibles are being amortized over five years. Amortization expense was $270,803 and $270,000 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense was $812,409, $760,000 and $3,249,025 for the nine months ended September 30, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through September 30, 2007, respectively.

Other intangible assets consist of the following:

                                        September 30, 2007   December, 31, 2006
                                            -----------         -----------

      Patent application, trademark,
      logos, websites and source codes      $ 5,416,067         $ 5,416,067
      Accumulated amortization               (3,249,025)         (2,436,616)
                                            -----------         -----------
                                            $ 2,167,042         $ 2,979,451
                                            ===========         ===========

Should the patent for BigString's Universal Recallable, Erasable and Timed Delivery Email not be issued, BigString will write-off the unamortized amount of the patent intangible amount. Estimated remaining amortization expenses for intangible assets for the next five years, are as follows:

                                         Estimated
                                         Remaining
                    Years Ending       Amortization
                     December 31,         Expense
                      -------           -----------

                        2007            $  270,804
                        2008             1,083,213
                        2009               642,933
                        2010               122,600
                        2011                47,492

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.   INTEREST EXPENSE/INCOME

     The components of interest expense/income were as follows:


                                                                                              Period
                                  Three Months Ended             Nine Months Ended       October 8, 2003
                                     September 30,                  September 30,           (Date of
                                                                                            Formation)
                                                                                             Through
                                                                                            September 30,
                                  2007            2006           2007            2006          2007
                               ---------       ---------      ---------       ---------      ---------
Interest income                $   3,785       $  14,446      $  13,255       $  29,299      $  67,169
Interest expense                 (70,164)             --       (116,940)             --       (116,940)
                               ---------       ---------      ---------       ---------      ---------
  Interest expense/income      $ (66,379)      $  14,446      $(103,685)      $  29,299      $ (49,771)
                               =========       =========      =========       =========      =========

7.   INCOME TAXES

BigString adopted the provisions of the FASB Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, BigString recognized no adjustment in the net liability for unrecognized income tax benefits.

At September 30, 2007, BigString has a net operating loss carry-forward of approximately $7.1 million, which expires in various years through 2028. Deferred income taxes reflect the impact of net operating carry-forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from BigString's net operating loss carry-forward, BigString has recorded a valuation allowance for the entire amount of the deferred tax asset.

8.   LONG-TERM DEBT

On May 1, 2007, BigString entered into a financing arrangement with several accredited financing parties. Proceeds from the financing will be used to support ongoing operations and the advancement of BigString's technology, and fund marketing and the development of its business.

Pursuant to the Subscription Agreement entered into by BigString with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear (collectively, the "Subscribers"), the Subscribers purchased convertible notes in the aggregate principal amount of $800,000, which notes are convertible into shares of BigString's common stock, and warrants to purchase up to 1,777,779 shares of BigString's common stock, resulting in net proceeds of approximately $576,000 after transaction fees of approximately $224,000. BigString accounted for the convertible notes under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and related interpretations including EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Included to, and Potentially Settled in, a Company's Own Stock." Approximately $31,300 of the proceeds was allocated to the warrants based on fair value, and included as additional paid in capital. Due to the beneficial conversion feature of the convertible notes, $666,648 was included as additional paid in capital based on the conversion discount. For the three months ended September 30, 2007, $55,554, $2,610 and $12,000 were included in interest expense for the amortization of the beneficial conversion feature, amortization of the convertible note discount, and accrued debt expense, respectively. For the nine months ended September 30, 2007, $92,590, $4,350 and $20,000 were included in interest expense for the amortization of the beneficial conversion feature, amortization of the convertible note discount, and accrued debt expense, respectively.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As provided for in the Subscription Agreement, the Subscribers agreed to purchase additional convertible notes in the aggregate principal amount of $800,000 and warrants to purchase up to 1,777,779 shares of BigString's common stock, for a total subscription of $1,600,000, provided that we registered the shares of our common stock underlying the additional convertible notes and warrants by September 13, 2007 and met certain other closing conditions. Because we were unable to register the shares of common stock underlying the additional convertible notes and warrants by September 13, 2007, the Subscribers have not purchased the additional convertible notes and warrants, and we are required to pay liquidated damages equal to two percent of the purchase price of the outstanding convertible notes, or $16,000, for the first thirty days following September 13, 2007, and one percent of the purchase price of the outstanding convertible notes, or $8,000, for each thirty days thereafter, until the shares of common stock underlying the outstanding convertible notes are registered. BigString must pay the liquidated damages in cash. Effective November 13, 2007, the shares of common stock underlying the outstanding convertible notes and warrants were registered. As of that date, BigString owed $24,267 in liquidated damages relating to the outstanding convertible notes.

Each convertible note has a term of three years and accrues interest at a rate of six percent annually. The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.18 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time.

BigString paid Gem Funding LLC (the "Finder") $64,000 and issued a warrant to purchase 213,333 shares of common stock to the Finder on May 1, 2007. The Finder's warrant is similar to and carries the same rights as the warrants issued to the Subscribers.

9.   COMMON STOCK

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

10.  PREFERRED STOCK

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to the preferred stockholders at the date of issuance of the convertible preferred stock.

11.  SHARE-BASED COMPENSATION

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

47%; risk free rated return of 5%; and expected life of 2 years.
The weighted average fair value of these warrants was $0.07 per share.

On May 2, 2006, BigString granted warrants to purchase shares of common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc. A total of $135,300 of the deferred compensation in connection with the warrants will be expensed over a period of 36 months. For the nine months ended September 30, 2007, BigString expensed $33,822 in connection with these services, and the balance of $71,413 of total unrecognized compensation cost is included within paid-in-capital on BigString's consolidated balance sheet. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rated return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.42 and $0.18 per share.

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

As discussed in Note 8, on May 1, 2007, BigString granted warrants to purchase up to 1,991,112 shares of BigString's common stock. Each of the warrants issued to the Subscribers and the Finder, respectively, have a term of five years from May 1, 2007 and was fully vested on the date of issuance. The warrants are exercisable at $0.30 per share of common stock. A total of $31,320 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value.

The number of warrants outstanding as of January 1, 2007 and changes to such number during the nine months ended September 30, 2007 is presented below:


                                                                               Weighted
                                                                Weighted       Average
                                                                Average        Remaining      Aggregate
                                                                Exercise      Contractual     Intrinsic
                                                 Shares          Price           Term           Value
                                               ----------      ----------     ----------     ----------
Warrants outstanding at January 1, 2007         3,943,545      $     0.52            5.2     $1,501,939
                                               ==========      ==========     ==========     ==========

Warrants granted                                1,991,112            0.30
Warrants exercised                                     --              --
Warrants cancelled/forfeited/expired              (50,000)           0.25
                                               ----------      ----------
Warrants outstanding at September 30, 2007      5,884,657      $     0.45            4.6     $       --
                                               ==========      ==========     ==========     ==========

Warrants exercisable at September 30, 2007      5,884,657      $     0.45            4.6     $       --
                                               ==========      ==========     ==========     ==========

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of BigString's common stock on September 28, 2007, the last trading day closest to our period end date of September 30, 2007, and the exercise price for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on September 28, 2007.

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

No warrants were exercised during the nine months ended September 30, 2007 and 2006. Cash received during the nine months ended September 30, 2007 and 2006 from the exercise of warrants was $16,250 and $0, respectively. For the period October 8, 2003 (Date of Formation) through September 30, 2007, a total of 210,000 shares of BigString's common stock were purchased upon the exercise of warrants.

Warrants granted in the nine months ended September 30, 2007 and 2006 were 1,991,112 and 1,450,000, respectively. For the period October 8, 2003 (Date of Formation) through September 30, 2007, warrants to purchase a total of 6,144,657 shares of BigString's common stock were granted.

During the nine months ended September 30, 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2007, warrants to purchase a total of 50,000 shares of BigString's common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. No warrants were cancelled, forfeited or expired during the nine months ended September 30, 2006.

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2007 and 2006 and the period October 8, 2003 (Date of Formation) through September 30, 2007, BigString recorded stock-based option compensation expense of $60,471, $18,541 and $146,944, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2007 and changes to such number during the nine months ended September 30, 2007 is presented below:

                                                                              Weighted
                                                                              Average
                                                              Weighted       Remaining
                                                               Average       Contractual    Aggregate
                                                Shares      Exercise Price      Term     Intrinsic Value
                                              ----------      ----------     ----------     ----------

Options outstanding at January 1, 2007         5,595,100      $     0.50            7.8     $1,763,195
                                              ==========      ==========     ==========     ==========

Options granted                                       --              --
Options exercised                                     --              --
Options cancelled/forfeited/expired             (245,000)           0.50
                                              ----------      ----------
Options outstanding at September 30, 2007      5,350,100      $     0.50            7.0     $       --
                                              ==========      ==========     ==========     ==========

Options exercisable at September 30, 2007      3,081,350      $     0.35            5.5     $       --
                                              ==========      ==========     ==========     ==========

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock prices of BigString's common stock on September 28, 2007, the last trading day closest to our period end date of September 30, 2007, and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on September 28, 2007.

No options were exercised, and no cash received from option exercises and purchases of shares for the nine months ended September 30, 2007 and 2006 and the period October 8, 2003 (Date of Formation) through September 30, 2007.

No options were granted in the nine months ended September 30, 2007. For the period October 8, 2003 (Date of Formation) through September 30, 2007, options to purchase a total of 5,595,100 shares of BigString's common stock were granted.

For the nine months ended September 30, 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2007, options to purchase a total of 245,000 shares of BigString's common stock were forfeited with an aggregate intrinsic value of $0 at the date of expiration. No options were cancelled, forfeited or expired during the nine months ended September 30, 2006.

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

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS AND CONTINGENCIES

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services. In consideration for services performed, BigString agreed to issue to Howard Greene 140,000 shares of common stock in April, 2005 and 192,000 shares of common stock in February, 2007. Total public relation expenses, including the services of Greene Inc. Communications, were $30,104 and $74,323 for the nine months ended September 30, 2007 and 2006, and $133,608 for the period October 8, 2003 (Date of Formation) through September 30, 2007, including $96,000 as share-based compensation.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc. In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (1) 1,250,000 shares of common stock, (2) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (3) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00. BigString incurred corresponding consulting expenses of $290,071, $161,150 and $547,913 for the nine months ended September 30, 2007 and 2006 and the period October 8, 2003 (Date of Formation) through September 30, 2007, respectively.

On February 26, 2007, BigString entered into a six month agreement for consulting services to be provided by CEOcast, Inc. BigString agreed to issue 140,000 shares of common stock to CEOcast, Inc. Total investor relations expenses, including the services of CEOcast, Inc., were $129,912, $50,000 and $185,911 for the nine months ended September 30, 2007 and 2006 and the period October 8, 2003 (Date of Formation) through September 30, 2007, respectively, including $70,000 as share-based compensation.

On April 27, 2007, BigString entered into an agreement with CAC, Inc., effective May 1, 2007. The minimum term of the agreement is four months. On May 1, 2007, BigString issued 100,000 shares of common stock to Jonathan Bomser in consideration for online marketing services provided by CAC, Inc. The market value of BigString's common stock at May 1, 2007 was $0.33 per share. Total online marketing expenses, including the services of CAC, Inc. and CAC, Inc.'s recommended vendors, were approximately $188,000 for the nine months ended September 30, 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2007, including $33,000 as share-based compensation.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising revenues, to its marketing affiliates. As of September 30, 2007 and 2006, these commitments were not material.

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

As of September 30, 2007, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been

                     BIGSTRING CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

13.  SUBSEQUENT EVENTS

On June 15, 2007, BigString filed a registration statement on Form SB-2 (File No. 333-143793) with the SEC. BigString filed the registration statement for purposes of registering shares of its common stock issuable upon the conversion of certain convertible notes and upon the exercise of certain warrants held by Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear, as well as shares of BigString's common stock previously issued by BigString in several private placements. See Note 8. The registration statement was subsequently declared effective by the SEC on November 13, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

     We have provided below information about BigString's financial condition and results of operations for the three and nine months ended September 30, 2007 and 2006, respectively. This information should be read in conjunction with BigString's consolidated financial statements for the three and nine months ended September 30, 2007 and 2006, and the period October 8, 2003 (Date of Formation) through September 30, 2007, including the related notes thereto, which are included on pages 1 through 22 of this report.

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

     We commenced our online marketing efforts in May 2007, with the hiring of an experienced online marketing firm, CAC, Inc. and CAC, Inc.'s recommended vendors. Online marketing efforts include search engine optimization, viral video production, copywriting, online promotions, and posts of blogs and videos to online social networking communities. The efforts through September 30, 2007 included further development of our marketing infrastructure base, promotions, advertising and public relations.

     During the three months ended September 30, 2007, we increased advertising expenditures related to promotional messages while online marketing and public relations expenses remained at approximately the same level as the three months ended June 30, 2007. Our growth of new member sign-ups increased 63% for the three months ended September 30, 2007, as compared to the three months ended June 30, 2007. In addition, during the three months ended September 30, 2007, member sign-ups from viral activity (non-promotional) increased by 71% over the three months ended June 30, 2007. While the growth of new member sign-ups was predominately driven by increased advertising, the number of customers acquired for every marketing dollar spent (advertising and online marketing efforts) increased 29% for the three months ended September 30, 2007, as compared to the three months ended June 30, 2007.

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

Results of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006

     NET LOSS. For the three months ended September 30, 2007, our net loss was $902,735, as compared to a $966,135 net loss for the same period in 2006. The $63,400 decrease in net loss was primarily attributable to a $7,020 increase in revenue, a $100,355 decrease in general and administrative expenses, a $52,855 decrease in cost of revenues and a $44,059 decrease in research and development, partially offset by a $59,261 increase in sales and marketing expenses and a $80,825 change in net interest expense/income.

     For the nine months ended September 30, 2007, our net loss was $2,597,063, as compared to a $2,216,690 net loss for the same period in 2006. The $380,373 increase in net loss was primarily attributable to a $224,118 increase in sales and marketing expenses, a $98,195 increase in general and administrative expenses, a $52,409 increase in amortization of intangibles, and a

$132,984 change in net interest expense/income, partially offset by a $20,148 increase in revenue, a $57,710 decrease in cost of revenues and a $49,475 decrease in research and development expenses.

     REVENUES. For the three months ended September 30, 2007, our total revenues were $10,863, as compared to $3,843 in total revenues for the same period in 2006. Of the revenues generated for the three months ended September 30, 2007, $7,215 was generated from the purchase of our services and $3,648 was generated from advertisers, whereas for the three months ended September 30, 2006, $1,706 was generated from the purchase of our services and $2,139 was generated from advertisers.

     For the nine months ended September 30, 2007, our total revenues were $30,050, as compared to $9,902 in total revenues for the same period in 2006. Of the revenues generated for the nine months ended September 30, 2007, $17,720 was generated from the purchase of our services and $12,330 was generated from advertisers, whereas for the nine months ended September 30, 2006, $6,838 was generated from the purchase of our services and $3,064 was generated from advertisers.

     Our advertising revenues are paid based on a mix of impressions, clicks and actions. On a normalized impression basis, the average revenue per paid-impression for the three months ended September 30, 2007 increased by 160% over the three months ended June 30, 2007 and increased 379% from January 2007.

     During the nine months ended September 30, 2007, BigString offered three services for purchase: premium upgrades for individual accounts; professional business email solutions; and email marketing services. Pre-paid purchases are recognized as revenues as the services are performed. Total purchases increased 227% for the nine months ended September 30, 2007, as compared to the same period in 2006. Changes in purchases for the nine months ended September 30, 2007, over the nine months ended September, 2006, for each service is as follows: premium upgrade purchases increased by 39%; professional business email solutions increased over 2,350% ; and email marketing services are new services and did not have sales in the nine months ended September 30, 2006.

     As of September 30, 2007, unearned revenue from the purchase of our services increased to $11,907 from $3,031 at September 30, 2006 and $4,681 at December 31, 2006.

     EXPENSES. Operating expenses for the three months ended September 30, 2007 were $847,219, a $137,205 decrease from operating expenses of $984,424 incurred in the same period in 2006. Operating expenses, excluding amortization, depreciation and share-based compensation expenses, for the three months ended September 30, 2007, decreased by $164,191 from the operating expenses, excluding amortization, depreciation and share-based compensation expenses, from the same prior year period.

     o General and administrative: General and administrative expenses for the three months ended September 30, 2007, were $288,709, as compared to $389,064 for the same prior year period. The $100,355 decrease in expenses was primarily attributable to reduced consulting, legal and other professional expenses of $106,272.

     o Sales and marketing: Sales and marketing expenses for the three months ended September 30, 2007, were $148,962, as compared to $89,701 for the same prior year period. The $59,261 increase in expenses was primarily attributable to increased online marketing expenses of $94,154 and increased advertising expenses of $26,711, partially offset by an accrual of $68,000 for public relations services in September 2006.

     o Amortization: Amortization expense for the three months ended September 30, 2007, was $270,803, as compared to $270,000 for the same prior year period. The $803 increase in expense was primarily attributable to the increase in intangible assets related to the 2006 website acquisitions of FindItAll.com, AmericanMoBlog.com and DailyLOL.com.

     o Cost of revenues: Cost of revenues for the three months ended September 30, 2007, was $21,874, as compared to $74,729 for the same prior year period. The $52,855 decrease in cost was primarily attributable to reduced staffing and associated overhead expenses.

     o Research and development: Research and development expenses for the three months ended September 30, 2007, were $116,871, as compared to $160,930 for the same prior year period. The $44,059 decrease in expenses was primarily attributable to reduced development staffing and associated overhead costs.

     Operating expenses for the nine months ended September 30, 2007 were $2,523,428, a $267,537 increase over operating expenses of $2,255,891 incurred in the same period in 2006. Operating expenses, excluding amortization, depreciation and share-based compensation expenses, for the nine months ended September 30, 2007, decreased by $196,235 from the operating expenses, excluding amortization, depreciation and share-based compensation expenses, from the same prior year period.

     o General and administrative: General and administrative expenses for the nine months ended September 30, 2007, were $893,066, as compared to $794,871 for the same prior year period. The $98,195 increase in expenses was primarily attributable an increase in non-cash share-based compensation of $219,839, primarily for consultants, and investor relations expenses of $79,912, partially offset by a decrease in consulting, legal and other professional fees of $81,977 and rent and other discretionary expenses.

     o Sales and marketing: Sales and marketing expenses for the nine months ended September 30, 2007, were $352,701, as compared to $128,583 for the same prior year period. The $224,118 increase in expenses was primarily attributable to 2007 marketing consultant expenses of $187,954 and an increase in advertising expenses of $50,052.

     o Amortization: Amortization expense for the nine months ended September 30, 2007, was $812,409, as compared to $760,000 for the same prior year period. The $52,409 increase in expense was primarily attributable to the increase in intangible assets related to the 2006 website acquisitions of FindItAll.com, AmericanMoBlog.com and DailyLOL.com.

     o Cost of revenues: Cost of revenues for the nine months ended September 30, 2007, was $90,994, as compared to $148,704 for the same prior year period. The $57,710 decrease in cost was primarily attributable to reduced staffing and associated overhead expenses.

     o Research and development: Research and development expenses for the nine months ended September 30, 2007, were $374,258, as compared to $423,733 for the same prior year period. The $49,475 decrease in expenses was primarily attributable to reduced development staffing and associated overhead expenses.

     INTEREST EXPENSE AND INCOME. Net interest expense was $66,379 for the three months ended September 30, 2007, as compared to $14,446 of interest income for the same prior year period. This change from interest income to interest expense was primarily attributable to non-cash expenses of $55,554 for the accretion for the beneficial conversion feature of the convertible notes recorded as additional paid in capital, $12,000 for accrued debt for interest on the convertible notes, and $2,610 for the amortization of the convertible note discount. Interest income of $790 was earned for the three months ended September 30, 2007, as compared to $14,446 earned for the same prior year period, due to smaller cash balances maintained by BigString.

     Net interest expense was $103,685 for the nine months ended September 30, 2007, as compared to $29,299 of interest income for the same prior year period. This change from interest income to interest expense was primarily attributable to non-cash expenses discussed above relating to the three months ended September 30, 2007.

     INCOME TAXES. No tax provision has been recorded for the three and nine months ended September 30, 2007 and 2006 as a result of our accumulated operating losses.

Liquidity and Capital Resources

     Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception through September 30, 2007, we have expended $3,928,416 for operating and investing activities, which has been primarily funded by investments of $4,096,240 from our stockholders and convertible note holders. For the nine months ended September 30, 2007, we expended $941,540 for operating and investing activities, a decrease of $461,087 from the amount expended during the nine months ended September 30, 2006.

     Our cash balance as of September 30, 2007 was $167,824, which was a decrease of $710,406 from our cash balance of $878,230 as of September 30, 2006. This decrease to our cash balance related to operating and investment expenses of $1,320,696, which included expenses associated with the development of our products and services, marketing, the 2006 interactive promotional show, OurPrisoner, and professional fees. These expenses were partially offset by $610,290 raised by BigString through exercise of warrants and private placement of convertible notes and warrants.

     Management believes its current cash balance of $94,814 at November 7, 2007, is not sufficient to fund the minimum level of operations for the next twelve months.

     Our consolidated financial statements beginning on page 2 have been prepared assuming we will continue as a going concern. As more fully explained in Note 2 to our consolidated financial statements, we have a working capital deficit and have incurred losses since operations commenced. Our continued existence is dependent upon our ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as we continue to incur losses. These uncertainties raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should we be unable to continue as a going concern.

     On May 1, 2007, we entered into a financing arrangement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners, LP, Iroquois Master Fund Ltd. and Penn Footwear, pursuant to which these Subscribers purchased convertible notes in the aggregate principal amount of $800,000, which notes are convertible into shares of our common stock and warrants to purchase up to 1,777,779 shares of our common stock. Each convertible note has a term of three years and accrues interest at a rate of six percent annually. The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of our common stock at a conversion price of $0.18 per share. As provided for in the subscription agreement, the Subscribers agreed to purchase at a second closing additional convertible notes in the aggregate principal amount of $800,000 and warrants to purchase up to 1,777,779 shares of our common stock, for a total subscription of $1,600,000, provided that we registered the shares of our common stock underlying the additional convertible notes and warrants by September 13, 2007 and met certain other closing conditions. Because we were unable to register the shares of common stock underlying the additional convertible notes and warrants by September 13, 2007, Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear have not purchased the additional convertible notes and warrants, and we are required to pay liquidated damages equal to two percent of the purchase price of the outstanding convertible notes, or $16,000, for the first thirty days following September 13, 2007, and one percent of the purchase price of the outstanding convertible notes, or $8,000, for each thirty days thereafter, until the shares of common stock underlying the outstanding convertible notes are registered. BigString must pay the liquidated damages in cash. Effective November 13, 2007, the shares of common stock underlying the outstanding convertible notes and warrants were registered. As of that date, BigString owed $24,267 in liquidated damages relating to the outstanding convertible notes.

     Based upon our current financial status, and assuming that the outstanding convertible notes are not converted into shares of common stock, we will not be able to pay the principal and interest on the convertible notes when they become due.

     If the revenue from our operations are not adequate to allow us to pay the principal and interest on the outstanding convertible notes, and the convertible notes are not converted into shares of common stock, we will seek additional equity financing and/or debt financing. It is also possible that we will seek to borrow money from traditional lending institutions, such as banks.

     We recently received notice that our application for the State of New Jersey's Technology Business Tax Certificate Program was approved by the New Jersey Economic Development Authority, as indicated in the authority's monthly minutes. This program allows certain, approved businesses to sell their unused net operating loss carryover and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey.

     We expect to receive net payments between $250,000 and $500,000 through the program. A corporation has signed a commitment to buy a portion of our net operating loss carryforwards and unused research and development tax credits. Payment is anticipated in late December of this year.

     We have completed significant development of our email service and have made adjustments to our cost structure, such as the elimination of expenses associated with the production of OurPrisoner and the reduction of a portion of compensation costs associated with development. We have also reduced general expenses such as rent and other discretionary expenses. As discussed under Results of Operations, we have reduced operating expenses, excluding amortization, depreciation and share-based compensation expenses, by $164,191 and $196,235 for the three and nine months ended September 30, 2007, respectively, as compared to the same prior year periods.

     We expect to continue development on our email service and related service offerings. We also expect sales, marketing and advertising expenses and cost of revenues to increase as we promote and grow our email service and related service offerings. However, our revenue and cash balance are insufficient to fund the continued growth of our business, and, therefore, we will seek additional funds. There can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts and could cause us to seek bankruptcy protection. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

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

                                    BigString Corporation
                                    --------------------------------------------
                                    Registrant

Dated: November 14, 2007            /s/ Darin M. Myman
                                    --------------------------------------------
                                    Darin M. Myman
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Dated: November 14, 2007            /s/ Robert S. DeMeulemeester
                                    --------------------------------------------
                                    Robert S. DeMeulemeester
                                    Chief Financial Officer
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