Form 10KSB
period 2007-12-31
BigString CORP
filed 2008-03-31
CIK 1335282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from  ______ to ______

Commission file number 000-51661

BIGSTRING CORPORATION
(Name of small business issuer in its charter)

Delaware	20-0297832
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3 Harding Road, Suite E, Red Bank, New Jersey	07701
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:     (732) 741-2840

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒

Revenues for the year ended December 31, 2007:  $41,165.

The aggregate market value of the shares of the Registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the Registrant, as of March 28, 2008, was $7,207,915.

As of March 28, 2008, 51,052,681 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2008.  The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or before April 29, 2008.

Transitional Small Business Disclosure Format (check one):  Yes  ☐ No  ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-KSB and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the SEC from time to time, including our registration statement on Form SB-2 (Registration No. 333-143793), filed with the SEC on June 15, 2007, and the subsequent amendments and supplements thereto.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-KSB.

BIGSTRING CORPORATION

*
The information required under this Item is contained in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2008, and is incorporated herein by reference.  The Proxy Statement will be filed with the SEC on or before April 29, 2008.

Index to Consolidated Financial Statements	F-1

Index to Exhibits	E-1

Index

PART I

Item 1.	Description of Business

Background

BigString Corporation (“BigString”) was incorporated in the State of Delaware on October 8, 2003 under the name “Recall Mail Corporation.”  The company’s name was formally changed to “BigString Corporation” in July 2005.  BigString was formed to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user.

BigString Interactive, Inc. (“BigString Interactive”), incorporated in the State of New Jersey, was formed by BigString in early 2006 to develop technology relating to interactive web portals.  BigString Interactive is currently BigString’s only operating subsidiary.

Email Emissary, Inc. (“Email Emissary”), incorporated in the State of Oklahoma, was acquired by BigString in July 2004. In September 2006, all of Email Emissary’s assets, including its pending patent application, were transferred to BigString.  Email Emissary was dissolved on May 17, 2007.

BigString has developed an innovative messaging service that allows users to easily send, recall, erase, self-destruct and secure email transmissions. BigString’s goal is to make Internet communication more efficient, reliable and valuable, while protecting individual privacy and intellectual property.  The concept of recallable email was conceived by one of BigString’s founders and current President and Chief Executive Officer, Darin M. Myman.  After inadvertently sending an email to a prospective client which contained sensitive pricing and customer information, Mr. Myman unfortunately learned that there was no way for him to retrieve the email before the prospective client had the opportunity to review the contents thereof.  As a result of this frustrating experience, Mr. Myman and certain other members of BigString’s management team focused on developing a technology that would allow users to have comprehensive control, security and privacy of their email.  In March 2004, the BigString email service was introduced to the market.

Business Strategy

In the past several years, the email industry has migrated from an advertising model to a blended model that includes advertising and subscriptions.  Email service providers now offer premium services and products which include, among other features, value-added services such as advanced spam filters, advanced virus protection, additional storage, multiple email addresses and secure email.  In addition to our free email service product, which includes the aforementioned features plus our proprietary features, we offer premium email services, products and applications such as domain/vanity names, POP3 email client access (a protocol used to retrieve email from a mail server), advanced email management and campaign management tools, which are offered in several different packages at various prices and may be purchased by the users of our BigString email service.

BigString includes advertising with our email services.  Advertisements are primarily displayed to users of our free service.  Advertisements customarily include text and banner ads

Index

and are paid based on a mix of impressions, clicks and actions.  BigString currently has agreements with a number of firms that provide advertising services.  In the future, we may add additional types of advertisements and additional advertising service firms, as well as direct advertisers and sponsors, as we increase the monetization of our user base.

Certain Internet service providers (“ISPs”), portals, social networks and content providers have started to use email as a tool to compete against each other.  This strategy incorporates email as part of their offering because email is one of the most effective web applications in bringing users back to a site, multiple times a day, day after day.  Many service providers have recently launched beta versions.  These beta email developments consist primarily of storage and anti-spam/anti-virus filters.  BigString continuously strives to provide a superior user experience with features that we believe exceed those of other providers.

Leveraging the ‘stickiness’ of email and the advantage it can offer an Internet property, we recently introduced email hosting, private label, and co-branded solutions. These solutions offer BigString’s unique email features under the logos and marks of web publishers and content sites, such as search engines, social networks, online dating sites, ISPs and social media portals. Web publishers and content sites can further their image and differentiate their services from competitors, while increasing incremental traffic, page views and ad revenue from their existing members. Most agreements include a revenue share arrangement, and we may also charge development and maintenance fees. Web publishers and content sites provide the marketing, which expands awareness of BigString’s unique services beyond BigString’s marketing and can help us grow more quickly.

The low average cost per lead for email marketing (6% of that for direct mail) has created a rapidly growing service industry.  Most firms outsource email marketing to service providers.  Our enterprise level offerings, BigString Marketer Pro and BigString Marketer SMB, allow for the sending of interactive video email commercials that can be programmed to self-destruct at a set time.  This advertising medium permits advertisers to send video email messages and commercials to their customers that introduce a sense of urgency and excitement by creating time-sensitive video offers that self destruct.  Interactive self-destructing video email commercials enable marketers to create a call for action that generally is not possible with traditional email marketing.  We pursue marketing affiliations where we offer unique capabilities to existing email marketers as well as outsourced services to advertisers seeking call to action email marketing.

Through our wholly-owned subsidiary, BigString Interactive, we launched a new interactive entertainment portal in June 2006, built around BigString’s recallable, erasable and self-destructing email platform.  BigString’s entertainment portal contains streaming audio and video programming.

Building on the vast popularity of the social networking sites such as Facebook®, MySpace®, Friendster® and LinkedIn®, BigString’s social networking applications allow users to easily send and receive messages, notifications, email and videos that self-destruct on command. These rapidly growing, adjacent markets offer BigString the opportunity to leverage its skills in messaging and streaming audio and video to create complementary messaging applications. Our development efforts are focused to address security and privacy gaps in social networking messaging applications.

Index

Promotion

We promote our email service and products through the Internet, including messaging and email tag lines, organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, and radio as well as through alliances with marketing affiliates and programs contained on our interactive entertainment portal, such as www.DailyLOL.com, www.FindItAll.com and the OurPrisoner interactive Internet television program, which debuted in June 2006 and concluded its six month run in December 2006.

Our promotions also include email hosting, private label, and co-branded solutions. The web publishers and content sites may offer our messaging services to their existing registered member base as well as all future members that register. The web publishers and content sites are responsible for marketing. BigString receives advertising revenue associated with these marketing affiliations and may also receive premium fees when registered members upgrade service.  In conjunction with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of revenue, to its marketing affiliates.

Market Affiliations

We enter into market affiliations with other Internet companies regarding advertisements and other marketing promotions which can be accessed through our website. Through these marketing affiliations, advertisements, such as banner ads, are posted on our website and may be accessed by our users.  In addition, advertising websites may be accessed directly through our website.  Our marketing affiliates are obligated to pay us a portion of the revenue they receive from advertisers as compensation for BigString’s sale of promotional space on our website.

We generate revenue when our users access the advertisements or advertising websites and purchase products and services.  In addition, we generate revenue based on the number of our users accessing advertisements and advertisers’ websites. We also generate revenue based upon the number of impressions per advertisement.

Products and Services

BigString Messaging and Email Services – BigString is a web-based, POP3 server, email service solution.  Our patent pending technology provides a user with the ability to manage and control content sent by email.  The user’s email executes through the BigString server but such execution is transparent to the sender and recipients of the email.

A user of our BigString email services will have his, her or its email transposed from a text-based message through BigString’s server, and an exact, replicated image of the email will be instantaneously streamed to the recipient.  The recipient never actually receives the content, but only receives images of the content.

The user of the BigString email service and products can transparently edit, recall, cancel, and erase the email as well as insert or delete attachments, even after the email has been sent out and opened.  All the subsequent changes by the sender will be completely transparent to the recipient.  In addition, the sender has complete control over the life and duration of the email.

Index

The sender can have the email self-destruct or disappear after a defined number of views or after a certain time period.

In June 2007, BigString launched its new email service, BigString 3.0, which replaced BigString Beta 2.0, launched in December 2006. This service provides, at no cost to its users, advanced spam filters, virus protection and large-storage, web-based email accounts with features similar to those offered by AOL®, Yahoo®, Hotmail®, Google®, Verizon® and Comcast®. In addition to the equivalent features provided by competitors, BigString 3.0 offers erasable, recallable and self destroying applications, non-printable and non-forwardable emails, set time or number of views (including ‘view-once’) and masquerading to protect the sender’s privacy and security. BigString 3.0 also allows a sender to view tracking reports that indicate when emails were opened by the recipient, and how many times they were viewed.  Senders can add, change and/or delete attachments before or after a recipient opened the email.  In addition, BigString 3.0 allows senders to direct emails to disintegrate in front of their recipient’s eyes and allows senders to create, save and send self-destructing video email.

BigString has continued to introduce a number of upgrades and features for our email service while increasing penetration into global markets and expanding into adjacent messaging markets:

•
In January 2007, BigString introduced self-destructing video email that can be programmed to self-destruct after a specific number of viewings or a set time. Also in January 2007, BigString launched Chinese versions of our email service.

•
In February 2007, BigString began offering a hosted video email marketing platform with interactive video email commercials that can be programmed to self-destruct at a set time; this advertising medium creates a sense of urgency through time-sensitive offers.

•	In March 2007, BigString began offering private label email services to clients to expand its customer base and create additional exposure for advertising partners.

•
In June 2007, BigString launched Version 3.0 which provided users with four Gigabytes of storage – two GB of email and two GB of file storage, as well as new tracking tools to enable the sender to know when and how many times their email has been opened and if it has been forwarded.

•	In July 2007, in response to user demand from its Version 3.0 launch, BigString introduced unlimited email storage.

•
In August 2007, BigString unveiled Three Layer Secure Email for sensitive correspondence which enables users to send encrypted, password-protected email with BigString’s unique auto-expiration and non-forward features. Also in August 2007, BigString created an email and video alliance program which enables users access to the hottest new videos from partners while providing hosted email services to partners.

•	In November 2007, BigString launched its first social networking messaging widget, a Facebook application that enables Facebook users to send messages and photos programmed to self-destruct.

Index

•	In December 2007, BigString launched another social networking application for Facebook which enables Facebook users to send self-destructing videos.

•
In January 2008, BigString launched email service for the iPhone™ and other next-generation wireless devices to send self-destructing email and pictures. Also in January 2008, as part of our efforts to continue innovation of communications privacy initiatives, we released a new video email platform for the Chinese market.

Products Offered – BigString currently offers its consumer, business and enterprise customers the following packages:

Email

•	BigString Free Email (No Charge).

•	BigString Premium Email ($29.95 per year).

•	BigString Business Email ($149.95+ per year).

•	BigString Mobile Email (No Charge).

Email Marketing

•	BigString Marketer SMB (Small & Medium Businesses) ($499.95+ per year).

•	BigString Marketer Pro (Enterprise level) ($20,000.00 per year + revenue share).

Email Hosting

•	BigString Co-branded Email (No Charge).

•	BigString Private Label Email ($5,000.00 development, $500.00 per year + revenue share).

•	BigString Email Hosting (Enterprise level) ($11,500.00+ per year).

Social Network Messaging

•	BigString Exploding Messages & Pictures (No Charge).

•	BigString Exploding Video (No Charge).

BigString Free Email provides all the features of BigString Version 3.0, includes unlimited GB email storage and permits the user to send unlimited emails per month.  It is accessed by the user through the web as web-based email, or webmail, and each user is given one address.  Individuals can signup for multiple “disposable” accounts.  Wizards help users import previously saved contacts.  To personalize their email, users can create an alias, create their own font, add signatures, add pictures to both their profile and their contacts’ profiles, create multiple expire messages, and create custom templates with editable fields and then access the saved templates to save time while composing messages.

BigString Premium Email offers all the features of the BigString Free Email account, plus vanity domains (yourname@yourdomain.com), POP3 access using any email client (such as Microsoft Outlook®), 30 minute video email and reduced banner advertising.

Index

BigString Business Email offers all the features of the BigString Premium account, plus 10 email accounts, global filter notification and advanced email management.  Small and medium sized businesses can customize the number of additional addresses for an additional fee.

BigString Mobile Email provides access to a user’s email account from the iPhone™ and other next-generation wireless devices.

BigString Marketer SMB provides a hosted video email marketing platform for small and medium size businesses.  Customized video players, campaign wizards and tracking reports deliver tools for cost effective marketing.

BigString Marketer Pro provides an enterprise marketing software application which allows for the sending of interactive video email commercials that can be programmed to self-destruct at a set time.

BigString Co-branded Email provides web publishers and content sites BigString’s hosted email platform as a value-added service for their members and helps generate incremental traffic, page views and ad revenue from their existing members.

BigString Private Label Email offers web publishers and content sites all the features of BigString Co-branded Email, in a package which is private labeled, or white labeled, and offers a revenue share of advertising and/or premium fees generated by BigString.

BigString Email Hosting offers enterprise level firms all the features of BigString Private Label Email, in a licensed package which can be customized to integrate with the firms’ messaging, networking and video applications.

BigString Exploding Messages & Pictures offers social networking members integrated self-destructing messaging applications through their current social network.

BigString Exploding Video offers social networking members integrated self-destructing video applications through their current social network.

Following the release of BigString Beta 2.0 in December 2006, BigString began compiling new email and webpage metrics.  From December 31, 2006, to December 31, 2007, product usage has grown among active users as follows:

Product	Growth
BigString Free Email	504%
BigString Premium Email	41%
BigString Business Email	608%
Active Email Accounts	470%

During 2007, members accessed over 150 million pages, averaging 60 pages per sign-in and 148 pages per unique daily sign-in.

Technical and Customer Support – Customer support for BigString’s email service and products is available in two different ways:

Index

•	Email Support. The ability for customers to contact BigString support through email.

•	Phone Support. The ability for customers to contact BigString support via the telephone.

Historically, the customers of BigString’s services and products have required very little support.  BigString continuously reviews its support capabilities and updates and enhances such capabilities to meet the needs of the users of its products and services.  In the future, BigString may outsource the support of its products and services to cost effective call centers or service providers.

Also available on the BigString website is a Frequently Asked Questions section and a comprehensive BigString User Guide.  We believe that BigString’s Frequently Asked Questions section and User Guide usually can resolve most of a user’s problems.  As our business grows and we introduce new products or enhancements to existing products, we expect our Frequently Asked Questions section and User Guide to be updated on a continuous basis.

Interactive Entertainment Portal – In June 2006, BigString, through its wholly-owned subsidiary, BigString Interactive, launched a new interactive entertainment portal built around BigString’s recallable, erasable and self-destructing email platform.  BigString’s entertainment portal contains streaming audio and video programming.

BigString began its programming initiative in June 2006 with the debut of OurPrisoner, BigString’s interactive Internet television reality program.  The program featured a volunteer, Mr. Kieran Vogel, who allowed the Internet audience to control every aspect of his life for six months live, on camera, 24 hours a day, seven days a week.  Most aspects of Mr. Vogel’s life in a suburban New Jersey home were streamed in real time and unedited.  Through BigString’s interactive media platform, viewers voted to determine what he wore, what he ate, whom he dated, whom he talked to, what he watched on television, what music he listened to, and much more.  OurPrisoner concluded its six month run in December 2006.  The most popular video clips were archived on www.OurPrisoner.com for viewing after the program ended.

In December 2006, BigString launched a beta version of FindItAll, a video and photo search engine which BigString had acquired in May 2006.  FindItAll, in conjunction with the Pixsy Media Search platform, provides Internet users a comprehensive search facility for online viral videos, television programs, news events, movies and movie trailers, music videos and other similar media.  FindItAll’s search function allows its users to search for photos and videos by relevance, category, provider or freshness, with the results provided in the form of thumbnail images.  This differs from traditional search engines which focus entirely on relevance.  The Pixsy Media Search platform provides FindItAll with technology that gives users the ability to search for videos from their favorite web providers including YouTube™, MetaCafe®, Revver®, StupidVideos.com, Addicting Clips™, Fandango®, iFilm®, Grouper®, Reuters®, Entertainment Weekly®, Hollywood.com®, MSNBC®, The New York Times®, and DailyLOL.

Also in December 2006, BigString acquired DailyLOL, a viral video website that provides humorous videos, games and pictures.  DailyLOL was launched as part of the company’s interactive entertainment portal.

Index

BigString continues to apply its streaming audio and video experience and technologies into its messaging, email and social network applications.

Protection of Proprietary Rights

We rely on a combination of U.S. and foreign patent, copyright, trademark and trade secret laws to establish and protect our proprietary rights.  In particular, we rely upon our patent application for Universal Recallable, Erasable, Secure and Timed Delivery Email, Serial No. 10/827,199; our service mark for the word “BigString,” Serial No. 78336856; our service mark for the word “Our Prisoner,” Serial No. 78751930; and the protection to our proprietary information afforded by the Lanham Act of 1946, 15 U.S.C. §§ 1051-1127; the Economic Espionage Act of 1996, 18 U.S.C. §1832; the Uniform Trade Secrets Act; as well as by common-law.  If issued by the United States Patent and Trademark Office, the patent for Universal Recallable, Erasable and Timed Delivery Email will expire 20 years following the date our patent application was filed or on April 18, 2024.  Our service mark will not expire provided that we continue to make routine filings to keep it current with the United States Patent and Trademark Office.

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

Market

We currently market to Internet users who seek to utilize the Internet as their source for email and messaging services.  Generally, our products and services can be readily accessed through the Internet and thus from virtually anywhere where the Internet is accessible.  Email users can access BigString’s English language site, www.BigString.com, on a global basis, 24 hours a day.  As of March 26, 2008, BigString email visitors accessed www.BigString.com from 207 countries/territories, compared to 190 countries/territories as of December 31, 2007, 111 countries/territories as of March 31, 2007 and 60 countries/territories as of December 31, 2006.  The top five countries by visits to www.BigString.com are as follows: United States 62%, United Kingdom 7%, Canada 6%, India 4%, and Australia 2%, followed by Germany, Italy, Philippines, Brazil and Malaysia.

In January 2007, BigString launched Chinese versions of BigString’s recallable, erasable, and self-destructing email and video email service.  They are available at www.BigString.cn and www.BigString.com.cn.  This launch has opened an enormous new market for our user-controllable email and messaging.  With the launch of BigString in both traditional and modern Chinese, the company has opened a significant avenue for further user growth.  BigString brings privacy innovations which it believes are not generally available to Chinese users with any other email service.  The recallable, erasable and self-destructing features in the company’s regular email service are available in the Chinese version. In January 2008, we added a new video email platform.

Index

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

Employees

We currently have six full-time employees, reduced from ten full-time employees as of January 2007, and three part-time employees. As previously reported, BigString hired a Chief Technology Officer in January 2008.  As of March 2008, he is no longer in the employ of BigString. We believe that our relationship with  our employees is satisfactory.  We have not suffered any labor problems since our inception.

Advisory Board

In December 2006, BigString formed an Advisory Board to advise the company on operational matters, the company’s marketing efforts and future business opportunities.  There are currently two members who serve on the Advisory Board, Sidney Braginsky, former President and Chief Operating Officer of Olympus America Inc., Melville, New York; and J. Frederic Kerrest, former Director Business Development & Alliances of Salesforce.com, Inc., San Francisco, California.

Government Regulation

We do not currently face direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses.

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet.  It is possible that governments will enact legislation that may be applicable to us in areas including network security, encryption, data and privacy protection, electronic authentication or “digital” signatures, access charges and retransmission activities.  Moreover, the applicability to the Internet of existing laws governing issues including property ownership, content, taxation, defamation and personal privacy is uncertain.

Index

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

We occupy space at 3 Harding Road, Suite E, Red Bank, New Jersey 07701.  As part of our efforts to reduce expenses, we did not renew the lease for additional space which had been previously occupied by us at this location. Our Red Bank offices have approximately 2,556 square feet of office space.  Our operating lease for this premises expires on May 31, 2008.  The current occupancy rate is $3,780.00 per month.  In addition, we also keep certain servers off-site at a facility located in Newark, New Jersey.  While we believe that are offices are adequate to meet our current requirements, we continue to evaluate facility needs and requirements for the future.

Item 3.	Legal Proceedings

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Index

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock commenced quotation on the NASDAQ OTC Bulletin Board under the trading symbol “BSGC” on May 2, 2006.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ OTC Bulletin Board.  This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2007	High	Low
First Quarter	$0.75	$0.25
Second Quarter	$0.43	$0.26
Third Quarter	$0.27	$0.13
Fourth Quarter	$0.32	$0.06

Year Ended December 31, 2006
Second Quarter (Commenced May 2, 2006)	$0.86	$0.44
Third Quarter	$0.48	$0.25
Fourth Quarter	$0.77	$0.24

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  As of March 28, 2008, we had over twenty market makers for our common stock, including:  Archipelago Trading Services, Inc., Citigroup Global Markets, Inc., D. Weckstein & Co., Inc., Domestic Securities, Inc., E*Trade Capital Markets LLC, Hill Thompson Magid and Co., Inc., Hudson Securities, Inc., Knight Equity Markets, L.P., LaBranche Financial Services, Inc., Merriman Curhan Ford & Co., Natexis Bleichroeder Inc., Pershing LLC, Seton Securities Group, Inc., Sterne, Agee & Leach, Inc., The Vertical Trading Group, LLC, UBS Securities LLC, Vandham Securities Corp., Vfinance Investments, Inc., and Westminster Securities Corporation.

As of March 28, 2008, the approximate number of registered holders of our common stock was 62, and BigString is aware that the number of non-objecting beneficial owners of our common stock is approximately 1,400.  As of March 28, 2008, the number of outstanding shares of our common stock was 51,052,681; the number of outstanding shares of our Series A Preferred Stock was 400,000 (currently convertible into 4,500,450 shares of our common stock); and there were 6,877,989 shares of common stock subject to outstanding warrants, and 7,750,100 shares of common stock subject to outstanding stock options.

Index

Dividends

It is anticipated that cash dividends will not be declared on BigString’s common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Details of Issuance of Shares of Our Common Stock in Connection With Consulting Services

We periodically issue shares of our common stock, warrants and stock options in lieu of cash payments to consultants.  On May 1, 2007, BigString issued 140,000 shares of common stock to CEOcast, Inc. in consideration for investor relations services.  Additionally, on May 1, 2007, BigString issued 192,000 shares of common stock to Howard Greene in consideration for public relations services provided by Greene Inc. Communications and 100,000 shares of common stock to Jonathan Bomser in consideration for online marketing services provided by CAC, Inc.  The market value of BigString’s common stock at May 1, 2007 was $0.33 per share.  In connection with the issuance of the common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Convertible Promissory Notes and Grant of Warrants to Subscribers

On May 1, 2007, BigString entered into a subscription agreement  (the “Subscription Agreement”), with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear (collectively, the “Subscribers”), pursuant to which the Subscribers purchased convertible promissory notes in the aggregate principal amount of $800,000, which promissory notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 1,777,778 shares of BigString’s common stock.  Each promissory note has a term of three years and accrues interest at a rate of six percent annually.  The holder of a convertible promissory note has the right from and after the issuance thereof until such time as the convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.15 per share (as adjusted).  The conversion price and number and kind of shares to be issued upon conversion of the convertible promissory note is subject to adjustment from time to time.  Each of the warrants issued to the Subscribers have a term of five years from May 1, 2007 and was fully vested on the date of issuance.  The outstanding warrants are exercisable at $0.30 per share of common stock.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

BigString also issued to Gem Funding LLC (the “Finder”) warrants to purchase an aggregate of 213,333 shares of BigString’s common stock.  The Finder’s warrants are similar to and carry the same rights as the warrants issued to the Subscribers.

Index

In connection with the issuance of the convertible promissory notes and warrants to purchase common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Common Stock in Connection With an Agreement, Waiver and Limited Release

On December 14, 2007, BigString issued 1,000,000 shares of common stock to the Subscribers as consideration for entering into an Agreement, Waiver and Limited Release between the Subscribers and BigString (the “Release Agreement”). The market value of BigString’s common stock at November 30, 2007, the date on which BigString agreed to issue such shares, was $0.25 per share. In connection with the issuance of the common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Convertible Notes and Grant of Warrants to Subscribers

On February 29, 2008, BigString entered into a subscription arrangement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Small Cap Opportunities LP (collectively, the ”2008 Subscribers”), Pursuant to which the 2008 Subscribers purchased convertible notes in the aggregate principal amount of $700,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 2,333,333 shares of BigString’s common stock.  Each convertible note has a term of three years and accrues interest at a rate of six percent annually.  The holder of a convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.15 per share.  The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time. Each warrant has an exercise price of $0.15 per share of common stock.   The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

BigString also issued to the Finder a warrant to purchase an aggregate 373,333 shares of common stock.  The Finder’s warrant is similar to and carries the same rights as the warrants issued to the 2008 Subscribers.

In connection with the issuance of the convertible notes and warrants to purchase common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Index

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis is intended to provide information about BigString’s financial condition and results of operations for the years ended December 31, 2007 and 2006.  This information should be read in conjunction with BigString’s audited consolidated financial statements for the years ended December 31, 2007 and 2006, and the period October 8, 2003 (Date of Formation) through December 31, 2007, including the related notes thereto, which begin on page F-2 of this report.

Background

BigString was incorporated in the State of Delaware on October 8, 2003 under the name “Recall Mail Corporation.”  The company’s name was formally changed to BigString Corporation in July 2005.  BigString was formed, together with Email Emissary, incorporated in the State of Oklahoma on August 7, 2003, to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user.  Email Emissary was later acquired by BigString in July 2004.  In September 2006, all of Email Emissary’s assets, including its pending patent application, were transferred to BigString. Email Emissary was dissolved on May 17, 2007. BigString Interactive, incorporated in the State of New Jersey on January 20, 2006, is a wholly-owned subsidiary and is currently BigString’s only operating subsidiary.

Development Stage Company

BigString is considered a development stage enterprise as defined in the Financial Accounting Standards Board (the “FASB”) Statement No. 7, “Accounting and Reporting for Development Stage Companies.”  BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

Overview

BigString is a technology firm with a global client base, focused on providing a superior online communications experience for its users. BigString’s goal is to make Internet communication more efficient, reliable and valuable, while protecting individual privacy and intellectual property.  Our innovations in recallable, erasable email provide a new level of privacy and security for those who wish to protect their proprietary information and manage their digital rights.

We serve four main email markets: free and premium fee email accounts for individuals; professional business email solutions; email marketing services; and email hosting, private label, and co-branded solutions for web publishers and content sites, such as search engines, social networks, online dating sites, ISPs and social media portals.

We continue to build messaging and streaming audio and video products and services focused on security and privacy for Internet communications. In 2007, we released our first social networking applications which address the need for protecting privacy on social network sites, such as Facebook®, MySpace®, Friendster® and LinkedIn®. These applications allow users

Index

to easily send and receive messages, notifications, email and videos that self-destruct on command.

Our email development efforts in 2007 were primarily focused on introducing a number of upgrades and features to our redesigned email system. In June 2007, BigString launched its new email service, BigString 3.0, which replaced BigString Beta 2.0 launched in December 2006.  The December 2006 release had allowed dynamic scalability, feature upgrades and improved user interfaces.  A few of the key features added in 2007 include:

•	Self-destructing video email that can be programmed to self-destruct after a specific number of viewings or a set time;

•	New tracking tools to enable the sender to know when and how many times their email has been opened and if it has been forwarded;

•	File storage center that allows users to store up to two GB of files on our servers;

•	Unlimited email storage; and

•	Three Layer Secure Email for sensitive correspondence that enables users to send encrypted, password-protected email with BigString’s unique auto-expiration and non-forward features.

In order for us to grow our business and increase our revenue, it is critical for us to attract and retain new customers.  For us to increase our revenue, we need to establish a large customer base.  A large customer base of our free email services provides us with more opportunities to sell our premium services, which could result in increased revenue.  In addition, a large customer base may allow us to increase our advertising rates and attract other Internet based advertising and marketing firms to advertise and form marketing affiliations with us, which could result in increased advertising and product fee revenues.

Our marketing efforts in 2007 focused on increasing brand awareness and consumer adoption of our email product. Our promotions included email tag lines, organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, and radio. We also developed product packages which will help us in achieving critical mass. Our email hosting, private label, and co-branded solutions were developed for web publishers and content sites that are responsible for marketing to their many existing and new members. Our email marketing services further extend the BigString brand to marketers’ lists of opt-in customers. Our video alliance program also helps to create brand awareness.

To assist our online marketing efforts, we hired an experienced online marketing firm, CAC, Inc. and CAC Inc.’s recommended vendors, from May 2007 to October 2007. Online marketing efforts included search engine optimization, viral video production, copywriting, online promotions, and posts of blogs and videos to online social networking communities. The efforts also included further development of our marketing infrastructure base, promotions, advertising and public relations.

We regularly measure and optimize the cost and effectiveness of promotions, advertising and cost per customer acquisition. After the online marketing vendors initial projects were completed, we did not renew the contracts and moved the majority of marketing efforts in-house

Index

where we have been able to exceed our planned acquisition rates. The following table identifies our average cost per customer acquisition for all marketing expenses by period:

	Jan-07 to Apr-07	May-07 to Oct-07	Nov-07 to Dec-07
Average cost per customer acquisition	$0.68	$3.67	$0.61

While slightly over 50% of our members arrived through viral marketing efforts, our marketing promotions and product packages helped us attract visitors from over 200 countries and territories. Notwithstanding our progress in acquiring new members, we significantly reduced our marketing efforts from our marketing plan due to financial constraints. We also reduced expenses in other areas, such as rent and headcount, to better position the company financially.

Certain criteria we review to measure our performance are set forth below:

•	the number of first time and repeat users of our email services;

•	the number of pages of our website viewed by a user;

•	the number of free and/or paid accounts for each service;

•	the number of users of our free email services who purchase one of our premium product packages;

•	the length of time between the activation of a free account and the conversion to a paid account;

•	the retention rate of customers, including the number of account closures and the number of refund requests;

•	the acquisition cost per user for each of our email services;

•	the cost and effectiveness for each of our promotional efforts;

•	the revenue and effectiveness of advertisements we serve; and

•	the revenue, impressions, clicks and actions per user.

In 2006, we formed BigString Interactive and launched a new interactive entertainment portal.  We began our programming initiative in June 2006 with the debut of OurPrisoner, BigString’s interactive Internet television reality program.  OurPrisoner concluded its six month run in December 2006.

In December 2006, BigString launched a beta version of FindItAll, a video and photo search engine which BigString had acquired in May 2006.  FindItAll, in conjunction with the Pixsy Media Search platform, provides Internet users a comprehensive search facility for online viral videos, television programs, news events, movies and movie trailers, music videos and other similar media.  Also in December 2006, BigString acquired DailyLOL, a viral video website that provides humorous videos, games and pictures.  DailyLOL was launched as part of the company’s interactive entertainment portal.

Index

OurPrisoner, FindItAll and DailyLoL allowed us to develop core audio and video technology that has been incorporated into our messaging, social networking and email offerings.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon BigString’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires BigString to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, BigString evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation.  BigString bases its estimates on historical expenses and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

BigString believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition.  BigString derives revenue from online services, electronic commerce, advertising and data network services.  BigString also derives revenue from marketing affiliations.  BigString recognizes revenue in accordance with the guidance contained in the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”

Consistent with the provisions of the FASB Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross As A Principal Versus Net As An Agent,” BigString generally recognizes revenue associated with its advertising and marketing affiliation programs on a gross basis due primarily to the following factors:  BigString is the primary obligor; has general inventory risk; has latitude in establishing prices; has discretion in supplier selection; performs part of the service; and determines specifications.  In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of revenue, to its marketing affiliates.

Consistent with EITF Issue No. 01-9, “Accounting for Considerations Given by a Vendor to a Customer (Including the Reseller of the Vendor’s Product),” BigString accounts for cash considerations given to customers, for which it does not receive a separately identifiable benefit or cannot reasonable estimate fair value, as a reduction of revenue rather than an expense.  Accordingly, corresponding distributions to active users and distributions of referral fees are recorded as a reduction of gross revenue.

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay.

Index

Stock-Based Compensation.    Effective January 1, 2006, BigString accounts for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  BigString adopted SFAS No. 123(R) using the modified prospective method.  Under this method, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date of SFAS No. 123(R).  Additionally, compensation costs for the portion of the awards outstanding as of the required effective date of SFAS No. 123(R), for which the requisite service has not been rendered, are being recognized as the requisite service is rendered after the required effective date of SFAS No. 123(R).  The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123, “Accounting for Stock Based Compensation.”  Changes to the grant-date fair value of equity awards granted before the required effective date of SFAS No. 123(R) are precluded.  The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of SFAS No. 123(R) using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur was not continued.

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

Research and Development.  BigString accounts for research and development costs in accordance with accounting pronouncements, including SFAS No. 2 “Accounting for Research and Development Costs,” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  BigString has determined that technological feasibility for its software products is reached shortly before the products are released.  Research and development costs incurred between the establishment of technological feasibility and product release have not been material and have accordingly been expensed when incurred.

Evaluation of Long-Lived Assets.  BigString reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  In accordance with the guidance provided in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified. Should the impairment loss be significant, the charge to operations could have a material adverse effect on BigString’s results of operations and financial condition.

Intangible Assets.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and other Intangible Assets.”  SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other indefinite life intangible assets. Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually.  The valuation of intangible assets has been determined by management after considering a number of factors.

Accounting for Derivatives.  BigString evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives

Index

to be separately accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Results of Operations

For the Years Ended December 31, 2007 and 2006

Net Loss.  For the year ended December 31, 2007, net loss was $3,949,184, as compared to a net loss of $3,114,225 for the year ended December 31, 2006. The $834,959 increase in net loss was primarily attributable to an impairment charge to intangible assets of $415,292 relating to the acquired web sites AmericanMoBlog, FindItAll and DailyLOL; a decrease in other income (expense) of $536,280 primarily related to our convertible debt and warrant financing; and a net increase in other expenses of $169,120. These expenses were partially offset by an income tax benefit of $258,854 and increase in revenues of $26,879.

Revenues.  For the year ended December 31, 2007, revenues were $41,165, a $26,879 increase over revenues of $14,286 earned in the year ended December 31, 2006.  Of the revenues generated for the year ended December 31, 2007, $23,814 was generated from product and service fees and $17,351 was generated from advertisers, as compared to $7,599 from product and service fees and $6,687 from advertisers for the year ended December 31, 2006.

During the year ended December 31, 2007, BigString offered three products for purchase: premium upgrades for individual accounts; professional business email solutions; and email marketing services. Pre-paid purchases are deferred and recognized as revenues as the services are performed. The change in number of accounts, fees and average fee per account for the year ended December 31, 2007 over the comparable period in 2006 is as follows:

	Accounts	Fees	Average Fee/ Account
Premium upgrades	19%	36%	14%
Business solutions	1,140%	1,577%	35%
Email marketing	n/a %	n/a %	n/a %
Total	43%	171%	90%

Email marketing services were introduced in 2007 and did not have sales in the year ended December 31, 2006. As of December 31, 2007, unearned revenue from product fees increased to $9,288 from $4,681 at December 31, 2006.

Our advertising revenues are paid based on a mix of impressions, clicks and actions.  On a normalized impression basis, the average revenue per paid-impression for the year ended December 31, 2007 increased by 64% over our baseline of January 2007.

Operating Expenses.  For the year ended December 31, 2007, operating expenses were $3,610,273, a $584,412 increase over operating expenses of $3,025,861 incurred in the year ended December 31, 2006. Operating expenses, excluding amortization, depreciation,

Index

impairment and share-based compensation expenses, for the year ended December 31, 2007 were $1,386,780, a $213,631 decrease from the same prior year period.

•
Cost of revenues: Cost of revenues for the year ended December 31, 2007, were $119,772, as compared to $218,557 for the same prior year period.  The $98,785 decrease in cost was primarily attributable to reduced staffing and associated overhead expenses.

•
Research and development: Research and development expenses for the year ended December 31, 2007, were $485,948, as compared to $572,206 for the same prior year period.  The $86,258 decrease in expenses was primarily attributable to reduced development staffing and associated overhead costs.

•
Sales and marketing: Sales and marketing expenses for the year ended December 31, 2007 were $390,347, as compared to $219,304 for the same prior year period.  The $171,043 increase in expenses was primarily attributable to increased online marketing expenses of $203,282 and increased advertising expenses of $48,937, partially offset by reduced public relations expenses of $48,391.

•
General and administrative: General and administrative expenses for the year ended December 31, 2007, were $1,115,701, as compared to $979,459 for the same prior year period.  The $136,242 increase in expenses was primarily attributable to increased investor relations and full-year amortization of stock-based business consulting fees.

•
Amortization: Amortization expenses for the year ended December 31, 2007, were $1,083,213, as compared to $1,036,335 for the same prior year period.  The $46,878 increase in expense was primarily attributable to the full-year amortization of intangible assets related to the 2006 website acquisitions of FindItAll, AmericanMoBlog and DailyLOL.

•
Impairment of assets: Impairment expenses of intangible assets for the year ended December 31, 2007, were $415,292. Continuing losses associated with the intangible assets indicated that impairment may exist. The recoverability test for the patent application and trademark assets indicated that the assets were not impaired; in addition, evaluations of fair market value and weighted, discounted cash flows were greater than the carrying value. The second group of assets included logos, websites and source codes for the web sites FindItAll, AmericanMoBlog and DailyLOL that were acquired in 2006. The recoverability test for these assets indicated impairment as the weighted future net cash flows were less than the carrying value. The fair market value, based on weighted, discounted cash flows and disposition values, was not material, and an impairment loss of $415,292 for the carrying amount was recognized in 2007.

Other income (expense).  For the year ended December 31, 2007, other expenses were $638,930, a $536,280 increase over other expenses of $102,650 incurred in the year ended December 31, 2006.

Index

•	Interest income: Interest income for the year ended December 31, 2007, was $14,409, as compared to $37,350 for the same prior year period. The $22,941 decrease was primarily due to cash balances.

•
Interest expense: Interest expense for the year ended December 31, 2007, was $31,134, as compared to $0 for the same prior year period. The expense is the accrued interest on convertible promissory notes.

•
Other, net: Other, net expenses for the year ended December 31, 2007, were $622,205, as compared to $140,000 for the same prior year period. The $482,205 increase was primarily due to the convertible debenture and warrant financing, including increased other financing fees of $129,094, amortization of debt issue costs of $92,839, amortization of promissory note discount of $11,664 and amortization of beneficial conversion features of $248,608. For the year ending December 31, 2007, debt issue costs were $248,939, and are being amortized over the term of the note, which is three years. Amortization is accelerated for the proportion of promissory notes which are converted in a period. Other financing expenses include $250,000 of stock-based other non-cash compensation for the fair market value of common stock issued for a waiver and release related to the debt financing.

Income Taxes.  For the year ended December 31, 2007, net income tax benefits were $258,854, as compared to $0 for the year ended December 31, 2006.

•
BigString participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the year ended December 31, 2007, BigString recorded a net state tax benefit of $258,854 as a result of its sale of $2,442,561 of New Jersey state net operating losses and $74,359 of New Jersey state research and development credits. Gross sales proceeds were $294,189. Since New Jersey law provides that net operating losses can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey net operating losses in future years. Valuation allowances for the years ending December 31, 2007 and 2006, have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continues to incur losses.

•
At December 31, 2007, BigString has available net operating loss carry forwards of approximately $8.2 million for federal income tax reporting purposes and $5.7 million for state income tax reporting purposes which expire in various years through 2027. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such,  BigString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

Index

For the Years Ended December 31, 2006 and 2005

Net Loss.  For the year ended December 31, 2006, net loss was $3,114,225, as compared to a net loss of $2,102,587 for the year ended December 31, 2005. The $1,011,638 increase in net loss was primarily due to an increase in payroll expenses of approximately $530,000 relating to the development of email products and our interactive entertainment portal, and an increase of approximately $441,000 in professional fees relating to consulting and legal expenses.

Revenues.  For the year ended December 31, 2006, revenues were $14,286, a $7,539 increase over revenues of $6,747 earned in the year ended December 31, 2005.  Of the revenues generated for the year ended December 31, 2006, $7,599 was generated from product and service fees and $6,687 was generated from advertisers, as compared to $6,419 from product and service fees and $328 from advertisers for the year ended December 31, 2005.

During the year ended December 31, 2006, BigString offered two products for purchase: premium upgrades for individual accounts and professional business email solutions. Pre-paid purchases are deferred and recognized as revenues as the services are performed. The change in number of accounts, fees and average fee per account for the year ended December 31, 2006 over the comparable period in 2005 is as follows:

	Accounts	Fees	Average Fee/ Account
Premium upgrades	64%	68%	3%
Business solutions	150%	72%	(31	) %
Total	67%	66%	(0	) %

As of December 31, 2006, unearned revenue from product fees decreased to $4,681 from $5,064 at December 31, 2005.

Expenses.  For the year ended December 31, 2006, total expenses were $3,165,861, a $1,040,014 increase over total expenses of $2,125,847 incurred in the year ended December 31, 2005, primarily due to increased development and administrative costs, professional fees and amortization expenses.  This increase in expenses over the same prior year period was primarily attributable to an increase in payroll by approximately $530,000, relating to full-year average staffing of twelve employees in 2006 compared to full-year average staffing of four employees in 2005 as we completed the development of our email upgrade to BigString Beta 2.0, completed our infrastructure buildout, and launched our interactive entertainment portal.  Consulting fees increased by approximately $343,000, relating to the operation of our business and our interactive entertainment portal, including the OurPrisoner interactive Internet television reality program.  Legal expenses increased approximately $150,000, relating to the registration of our common stock for certain of our stockholders, corporate governance, asset acquisitions, private placements of securities and compliance with federal and state securities laws.  Amortization expense increased approximately $76,300, relating to the amortization of the intangible assets (logos, websites and source codes) acquired by BigString through its acquisitions of FindItAll, AmericanMoBlog and DailyLOL in 2006.  Increases in co-location hosting, rent and depreciation expenses were offset by decreases in corporate finance and accounting fees.  Marketing and sales expenses for the years ended December 31, 2006 and 2005 were

Index

approximately flat, with a decrease in advertising expense of approximately $119,000 offset by marketing expense increases for the operation of our interactive entertainment portal and public relations.

Interest Income.  For the year ended December 31, 2006, interest income was $37,350, a $20,837 increase over interest income of $16,513 for the year ended December 2005.  This increase in interest income was primarily due to the increase in BigString’s average cash balance resulting from a private placement conducted by BigString in May 2006.

Income Taxes.  No tax provision has been recorded for 2006 and 2005 as a result of our accumulated operating losses. Valuation allowances for the years ending December 31, 2006 and 2005, have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continues to incur losses.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business.  Since inception through December 31, 2007, we have expended $4,172,167 for operating and investing activities, which has been primarily funded by investments of $4,470,200 from our stockholders and convertible note holders.  For the year ended December 31, 2007, we expended $1,185,291 for operating and investing activities, a decrease of $596,492 from the amount expended during the year ended December 31, 2006.

Our cash balance as of December 31, 2007 was $298,033, which was a decrease of $219,041 from our cash balance of $517,074 as of December 31, 2006.  This decrease to our cash balance related to operating and investment expenses primarily associated with the development of our products and services, marketing, and professional fees.  These cash outlays were partially offset by $966,250 raised by BigString through exercise of warrants and private placement of convertible notes and warrants.

Management believes its current cash balance of $656,669 at March 24, 2008 is not sufficient to fund the minimum level of operations for the next twelve months.

Our consolidated financial statements beginning on page F-2 have been prepared assuming we will continue as a going concern.  As more fully explained in Note 2 to our consolidated financial statements, we have a working capital deficit and have incurred losses since operations commenced.  Our continued existence is dependent upon our ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as we continue to incur losses.  These uncertainties raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should we be unable to continue as a going concern.

On May 1, 2007, we entered into a financing arrangement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners, LP, Iroquois Master Fund Ltd. and Penn Footwear, (collectively, the “Subscribers”), pursuant to which these Subscribers purchased convertible notes in the aggregate principal amount of $800,000, which notes are convertible into shares of our common stock, and warrants to purchase up to 1,777,779 shares of our common stock.  Each convertible note has a term of three years and accrues interest at a rate of six percent

Index

annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of our common stock at a conversion price of $0.15 per share (as adjusted).  The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time.

In November 2007, BigString repriced warrants to purchase 1,713,334 shares of common stock previously issued to the Subscribers, which warrants were subsequently exercised by the Subscribers at the reduced exercise price.  The exercise price of the repriced warrants was reduced from $0.30 per shares to $0.10 per share.  As a result of this repricing, the warrants with an exercise price of $0.30 per share were deemed cancelled and new warrants with an exercise price of $0.10 per share were deemed issued.

In December 2007, five repriced warrants were exercised at the exercise price of $0.10, which resulted in 1,500,001 shares of common stock being issued to the holders thereof.  As a result of these exercises, BigString received $150,000 in gross proceeds.  In addition, one repriced warrant was exercised in January 2008 at the exercise price of $0.10, which resulted in 213,333 shares of common stock being issued to the holder thereof and $21,333 in gross proceeds to BigString.

As described herein, BigString participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers.  On December 19, 2007, BigString received net proceeds of $258,854. BigString may also be able to transfer its unused New Jersey net operating losses in future years and plans to participate again in 2008.

On February 29, 2008, we entered into a financing arrangement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Small Cap Opportunities LP, (collectively, the “2008 Subscribers”), pursuant to which the 2008 Subscribers purchased convertible notes in the aggregate principal amount of $700,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 2,333,333 shares of BigString's common stock. Each convertible note has a term of three years and accrues interest at a rate of six percent annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.15 per share.  The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time. The warrants have an exercise price of $0.15 per share.

If the revenue from our operations are not adequate to allow us to pay the principal and interest on the outstanding convertible notes, and the convertible notes are not converted into shares of common stock, we will seek additional equity financing and/or debt financing.  It is also possible that we will seek to borrow money from traditional lending institutions, such as banks.

We have completed significant development of our email and messaging services and have made adjustments to our cost structure, such as the elimination of expenses associated with the production of OurPrisoner and the reduction of a portion of compensation costs associated with development.  We have also reduced general expenses such as rent and other discretionary expenses. As discussed under Results of Operations, we have reduced operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, by $213,631 for the year ended December 31, 2007 as compared to the same prior year period. We

Index

also reduced our operating and investing cash expenditures over these comparable periods by $596,492, or 33%.

We expect to continue development on our messaging, email and related service offerings. We also expect sales, marketing and advertising expenses and cost of revenues to increase as we promote and grow our offerings.  However, if our revenue and cash balance are insufficient to fund the continued growth of our business, we will seek additional funds.  There can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us.  Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts and could cause us to seek bankruptcy protection. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

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

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A(T).	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-KSB, we have carried out an evaluation of the effectiveness of the design and operation of BigString’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of BigString’s management, including BigString’s principal executive officer and principal financial and accounting officer. Based upon that evaluation, BigString’s principal executive officer and BigString’s principal financial and accounting officer concluded that BigString’s disclosure controls and procedures are effective as at the end of the period covered by this report.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president

Index

and chief executive officer and chief financial and accounting officer as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting for BigString.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal controls over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of BigString; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of BigString are being made only in accordance with authorizations of management and directors of BigString; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of BigString’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of BigString’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.	Other Information

None.

Index

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance Compliance With Section 16(a) of the Exchange Act

The information required under this Item with respect to BigString’s directors and executive officers is contained in BigString’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2008, under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” and is incorporated herein by reference.

Item 10.	Executive Compensation

The information required under this Item with respect to executive compensation is contained in BigString’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2008, under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-B is contained in BigString’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2008, under the captions “Securities Authorized for Issuance under Equity Compensation Plan” and “Principal Stockholders and Security Ownership of Management” and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is contained in BigString’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2008, under the caption “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

Item 13.	Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in BigString’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2008, under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGSTRING CORPORATION

Date: March 31, 2008	By:	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darin M. Myman and Adam M. Kotkin and each of them, his true and lawful attorneys-in-fact and agents for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Darin M. Myman	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008
Darin M. Myman

/s/ Robert DeMeulemeester	Executive Vice President, Chief Financial Officer and Treasurer and Director (Principal Financial and Accounting Officer)	March 31, 2008
Robert DeMeulemeester

/s/ Adam M. Kotkin	Chief Operating Officer and Director	March 31, 2008
Adam M. Kotkin

/s/ Marc W. Dutton	Director	March 31, 2008
Marc W. Dutton

/s/ Todd M. Ross	Director	March 31, 2008
Todd M. Ross

/s/ Lee Rosenberg	Director	March 31, 2008
Lee Rosenberg

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIGSTRING CORPORATION
AND SUBSIDIARIES

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, and the period October 8, 2003 (Date of Formation) through December 31, 2007	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006, and the period October 8, 2003 (Date of Formation) through December 31, 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006,and the period October 8, 2003 (Date of Formation) through December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

Index

[LETTERHEAD OF WIENER, GOODMAN & COMPANY, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BigString Corporation
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheets of BigString Corporation (formerly Recall Mail Corporation) and subsidiaries (collectively, the “Company”) (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully explained in Note 2 to the Company’s consolidated financial statements, the Company has a working capital deficit and has incurred losses since operations commenced.  The Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses.  These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

/s/ Wiener, Goodman & Company, P.C.

WIENER, GOODMAN & COMPANY, P.C.
Eatontown, New Jersey

March 28, 2008

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$298,033	$517,074
Accounts receivable - net of allowance of $90 and $0	2,609	1,736
Prepaid expenses and other current assets	8,039	4,625
Total current assets	308,681	523,435
Property and equipment - net	162,156	214,612
Intangible assets - net	1,480,946	2,979,451
Other assets	156,100	8,872
TOTAL ASSETS	$2,107,883	$3,726,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$282,524	$83,179
Accrued expenses	52,642	125,179
Unearned revenue	9,288	4,681
Accrued interest	31,134	-
Total current liabilities	375,588	213,039
Long term liabilities:
Long-term debt	207,304	-
TOTAL LIABILITIES	582,892	213,039

Stockholders' equity:
Preferred stock, $.0001 par value - authorized 1,000,000 shares; outstanding 400,000 and 400,000 shares, respectively	40	40
Common stock, $.0001 par value - authorized 249,000,000 shares; outstanding 50,728,237 and 46,935,125 shares, respectively	5,073	4,694
Additional paid in capital	11,924,977	9,980,762
Subscription receivable	-	(16,250)
Deficit accumulated during the development stage	(10,405,099)	(6,455,915)
Total stockholders' equity	1,524,991	3,513,331
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,107,883	$3,726,370

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (A DEVELOPMENT STAGE COMPANY)

			Period
			October 8, 2003
			(Date of
	For the Years Ended		Formation)
	December 31,		Through
	2007	2006	December 31, 2007
Operating revenues	$41,165	$14,286	$67,959
Operating expenses:(1)
Cost of revenues	119,772	218,557	412,854
Research and development	485,948	572,206	1,594,728
Sales and marketing	390,347	219,304	788,508
General and administrative	1,115,701	979,459	2,695,386
Amortization of intangibles	1,083,213	1,036,335	3,519,828
Impairment of assets	415,292	-	415,292
Total operating expenses	3,610,273	3,025,861	9,426,596
Loss from operations	(3,569,108)	(3,011,575)	(9,358,637)
Other income (expense):(1)
Interest income	14,409	37,350	68,323
Interest expense	(31,134)	-	(31,134)
Other, net	(622,205)	(140,000)	(862,505)
Total other income (expenses)	(638,930)	(102,650)	(825,316)
Loss before income tax benefit	(4,208,038)	(3,114,225)	(10,183,953)
Income tax benefit	258,854	-	258,854
Net loss	$(3,949,184)	$(3,114,225)	$(9,925,099)
Net loss per common share calculation:
Net loss	$(3,949,184)	$(3,114,225)
Imputed dividend on preferred shares	-	(480,000)
Net loss attributable to common shareholders	$(3,949,184)	$(3,594,225)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.07)
Weighted average common shares outstanding:
Basic and diluted	47,503,890	49,363,673

(1)Stock-based and other non-cash compensation by function above:
Cost of revenues	$903	$4,750	$5,653
Research and development	47,421	22,962	70,383
Sales and marketing	134,786	48,688	222,725
General and administrative	489,422	274,445	959,067
Other, net	269,094	-	269,094
Total stock-based and other non-cash compensation	$941,626	$350,845	$1,526,922

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(A DEVELOPMENT STAGE COMPANY)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings

Balance, October 8, 2003	$-	-	$-	-	$-	$-	$-	$-
Issuance of common stock (at $.0001 per share)	-	-	-	21,210,000	2,121	(2,121)	-	-
Contribution of capital	45,000	-	-	-	-	45,000	-	-
Sale of common stock (at $0.25 per share)	-	-	-	40,000	4	9,996	(10,000)	-
Net loss	(29,567)	-	-	-	-	-	-	(29,567)
Balance, December 31, 2003	15,433	-	-	21,250,000	2,125	52,875	(10,000)	(29,567)
Cash received from prior sale of common stock	10,000	-	-	-	-	-	10,000	-
Sale of common stock (at $0.25 per share)	217,500	-	-	870,000	87	217,413	-	-
Issuance of common stock for services (valued at $0.21 per share)	39,251	-	-	185,000	19	39,232	-	-
Issuance of common stock for acquisition (valued at $0.24 per share)	4,800,000	-	-	20,000,000	2,000	4,798,000	-	-
Issuance of warrants for services (valued at $0.07 per share)	3,500	-	-	-	-	3,500	-	-
Net loss	(729,536)	-	-	-	-	-	-	(729,536)
Balance, December 31, 2004	4,356,148	-	-	42,305,000	4,231	5,111,020	-	(759,103)
Sale of common stock (at $0.25 per share)	230,500	-	-	922,000	92	230,408	-	-
Exercise of warrants (at $0.25 per share)	11,250	-	-	45,000	4	11,246	-	-
Issuance of common stock for services (valued at $0.25 per share)	12,500	-	-	50,000	5	12,495	-	-
Sale of common stock (at $0.16 per share)	1,511,700	-	-	9,448,125	945	1,510,755	-	-
Issuance of warrants for services (valued at $0.07 per share)	179,200	-	-	-	-	179,200	-	-
Net loss	(2,102,587)	-	-	-	-	-	-	(2,102,587)
Balance, December 31, 2005	4,198,711	-	-	52,770,125	5,277	7,055,124	-	(2,861,690)
Redemption of shares from stockholders (at $0.05 per share)	(400,000)	-	-	(8,000,000)	(800)	(399,200)	-	-
Issuance of common stock for consulting services (valued at $0.82 per share)	-	-	-	1,250,000	125	(125)	-	-
Stock-based compensation expense	314,250	-	-	-	-	314,250	-	-
Issuance of warrants for consulting services (valued at $0.08, $0.18 and $0.42 per share)	36,595	-	-	-	-	36,595	-	-
Issuance of common stock for website acquisition (valued at $0.80 per share)	600,000	-	-	750,000	75	599,925	-	-
Sale of preferred stock (at $.0001 per share)	1,860,000	400,000	40	-	-	1,859,960	-	-
Dividends from allocation of proceeds for the beneficial conversion feature of preferred stock	-	-	-	-	-	480,000	-	(480,000)
Exercise of warrants (at $0.16, $0.20 and $0.25 per share)	18,000	-	-	165,000	17	34,233	(16,250)	-
Net loss	(3,114,225)	-	-	-	-	-	-	(3,114,225)
Balance, December 31, 2006	3,513,331	400,000	40	46,935,125	4,694	9,980,762	(16,250)	(6,455,915)
Cash received from prior exercise of warrants	16,250	-	-	-	-	-	16,250	-
Issuance of common stock for consulting services (valued at $0.50 and $0.33 per share)	-	-	-	432,000	43	(43)	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	31,320	-	-	-	-	31,320	-	-
Beneficial conversion feature of convertible promissory notes	666,648	-	-	-	-	666,648	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	155,000	-	-	861,111	86	154,914	-	-
Stock-based compensation expense	672,532	-	-	-	-	672,532	-	-
Issuance of warrants, net (valued at $0.10 per share)	19,094	-	-			19,094	-	-
Issuance of common stock for waiver and release (valued at $0.25 per share)	250,000	-	-	1,000,000	100	249,900	-	-
Exercise of warrants (at $0.10 per share)	150,000	-	-	1,500,001	150	149,850	-	-
Net loss	(3,949,184)	-	-	-	-	-	-	(3,949,184)
Balance, December 31, 2007	$1,524,991	400,000	$40	50,728,237	$5,073	$11,924,977	$-	$(10,405,099)

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
			Period
			October 8, 2003
	For the Years Ended		(Date of Formation)
	December 31,		Through
	2007	2006	December 31, 2007
Cash flows from operating activities:
Net loss	$(3,949,184)	$(3,114,225)	$(9,925,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	52,456	38,270	100,133
Amortization of intangibles	1,083,213	1,036,335	3,519,829
Amortization of other assets	92,839	-	92,839
Impairment of assets	415,292	-	415,292
Accretion for beneficial conversion feature and discount on notes	260,272	-	260,272
Stock-based compensation	672,532	350,845	1,257,828
Other non-cash compensation	269,094	-	269,094
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(873)	(947)	(2,609)
(Increase) decrease in prepaid expenses and other assets	(243,481)	17,063	(256,978)
Increase in accounts payable	199,345	12,761	282,524
(Decrease) increase in accrued expenses and other liabilities	(41,403)	69,920	80,710
Increase (decrease) in unearned revenue	4,607	(383)	9,288
Net cash used in operating activities	(1,185,291)	(1,590,361)	(3,896,877)
Cash flows from investing activities:
Purchase of property and equipment	-	(178,422)	(262,290)
Acquisitions	-	(13,000)	(13,000)
Net cash used in investing activities	-	(191,422)	(275,290)
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	800,000	-	800,000
Proceeds from issuance of preferred stock, net	-	1,860,000	1,860,000
Proceeds from the exercise of common stock warrants and issuance of common stock	166,250	18,000	2,210,200
Payments for redemption of common stock	-	(400,000)	(400,000)
Net cash provided by financing activities	966,250	1,478,000	4,470,200
Net (decrease) increase in cash	(219,041)	(303,783)	298,033
Cash and cash equivalents - beginning of period	517,074	820,857	-
Cash and cash equivalents - end of period	$298,033	$517,074	$298,033

Supplementary information:
Cash paid during the periods for:
Acquisitions	$-	$13,000	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	-	613,000	5,416,067
Common stock issued to effect acquisition	$-	$600,000	$5,400,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$155,000	$-	$155,000
Common stock issued for services	$540,666	$227,777	$820,194
Common stock options issued for services	86,764	86,473	173,237
Common stock warrants issued for services	45,102	36,595	264,397
Total stock-based compensation:	672,532	350,845	1,257,828
Issue of warrants, net	19,094	-	19,094
Issuance of common stock for waiver and release	250,000	-	250,000
Total other non-cash compensation	269,094	-	269,094
Total stock-based and other non-cash compensation	$941,626	$350,845	$1,526,922

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH DECEMBER 31, 2007

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 2007, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by BigString Corporation (“BigString”).  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.

ORGANIZATION

BigString was incorporated in the State of Delaware on October 8, 2003 under the name “Recall Mail Corporation.”  The company’s name was formally changed to “BigString Corporation” in July 2005.  BigString was formed to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user.  In March 2004, the BigString email service was introduced to the market.

BigString Interactive, Inc. (“BigString Interactive”), incorporated in the State of New Jersey, was formed by BigString in early 2006 to develop technology relating to interactive web portals.  BigString Interactive is currently BigString’s only operating subsidiary.

Email Emissary, Inc. (“Email Emissary”), incorporated in the State of Oklahoma, was acquired by BigString in July 2004; in September 2006, all of Email Emissary’s assets, including its pending patent application, were transferred to BigString.  Email Emissary was dissolved on May 17, 2007.

BigString is considered a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Companies,” issued by the Financial Accounting Standards Board (the “FASB”).  BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, BigString evaluates its estimates.  Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

CASH EQUIVALENTS

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased.  At December 31, 2007 and December 31, 2006, cash equivalents approximated $296,000 and $510,000, respectively.

CERTAIN RISKS AND CONCENTRATION

Financial instruments which potentially subject BigString to concentrations of credit risk consist principally of temporary cash investments.  BigString places its temporary cash investments with established financial institutions.

Accounts receivable are typically unsecured and are primarily derived from revenues earned from customers in the United States, Canada, Europe and Asia.

Unearned revenue consists primarily of prepaid electronic commerce and subscription fees billed and paid in advance. Under certain agreements, BigString may be obligated to provide refunds if services are not delivered.

REVENUE RECOGNITION

BigString derives revenue from online services, electronic commerce, advertising and data network services.  BigString also derives revenue from marketing affiliations.  BigString recognizes revenue in accordance with the guidance contained in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”

Consistent with the provisions of the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” BigString generally recognizes revenue associated with its advertising and marketing affiliation programs on a gross basis due primarily to the following factors:  BigString is the primary obligor; has general inventory risk; has latitude in establishing prices; has discretion in supplier selection; performs part of the service; and determines specifications.  In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of revenue, to its marketing affiliates.

Consistent with EITF Issue No. 01-9, “Accounting for Considerations Given by a Vendor to a Customer (Including the Reseller of the Vendor’s Product),” BigString accounts for cash

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considerations given to customers, for which it does not receive a separately identifiable benefit or cannot reasonable estimate fair value, as a reduction of revenue rather than an expense.  Accordingly, corresponding distributions to active users and distributions of referral fees are recorded as a reduction of gross revenue.

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay.  Allowances for the years ended December 31, 2007 and 2006 were $90 and $0, respectively.

DEPRECIATION

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated primarily using the straight-line method over their estimated useful lives of these assets.

RESEARCH AND DEVELOPMENT

BigString accounts for research and development costs in accordance with accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs,” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  BigString has determined that technological feasibility for its software products is reached shortly before the products are released.  Research and development costs incurred between the establishment of technological feasibility and product release have not been material and have accordingly been expensed when incurred.

All research and development for the years ended December 31, 2007 and 2006 was performed internally for the benefit of BigString.  BigString does not perform such activities for others.

EVALUATION OF LONG-LIVED ASSETS

BigString reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  In accordance with the guidance provided in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

INTANGIBLES

SFAS No. 142, “Goodwill and other Intangible Assets,” specifies the financial accounting and reporting for acquired goodwill and other indefinite life intangible assets.  Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED FINANCING COSTS

Costs incurred in raising debt were deferred and amortized in other income (expense) over the term of the related debt. BigString issued convertible notes in May 2007 and incurred issuance costs of $248,939, which are being amortized over the life of the notes. Amortization expense related to these costs is included in other, net in the consolidated statements of operations and was $92,839 in 2007.

INCOME TAXES

BigString accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax basis of reported assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount estimated more likely than not to be realized.

The principal items giving rise to deferred taxes are timing differences between book and tax amortization of intangible assets and other expenditures.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period and after preferred stock dividend requirements.  Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period and after preferred stock dividend requirements.  All potentially dilutive securities, which include convertible notes, outstanding preferred stock, warrants and options, have been excluded from the computation, as their effect is antidilutive.

STOCK-BASED COMPENSATION

Effective January 1, 2006, BigString accounts for stock-based compensation under SFAS No. 123(R), “Share-Based Payment.”  BigString adopted SFAS No. 123(R) using the modified prospective method.  Under this method, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date of SFAS No. 123(R).  Additionally, compensation costs for the portion of the awards outstanding as of the required effective date of SFAS No. 123(R), for which the requisite service has not been rendered, are being recognized as the requisite service is rendered after the required effective date of SFAS No. 123(R).  The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123, “Accounting for Stock Based Compensation.”  Changes to the grant-date fair value of equity awards granted before the required effective date of SFAS No. 123(R) are precluded.  The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of SFAS No. 123(R) using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur was not continued.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BigString issues shares of common stock to non-employees as stock-based compensation.  BigString accounts for the services using the fair market value of the consideration issued, generally measured at the closing price of BigString’s common stock on the date of the agreement.  For the years ended December 31, 2007 and 2006, BigString recorded compensation expense of $540,666 and $227,777, respectively, in connection with the issuance of these shares.  For the period October 8, 2003 (Date of Formation) through December 31, 2007, BigString recorded compensation expense of $820,194 in connection with the issuance of these shares. For the year ended December 31, 2007, BigString also recorded $250,000 other non-cash compensation expense for shares of common stock issued to non-employees.

BigString issues stock purchase warrants to non-employees as stock-based compensation.  The fair values of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model.  For the years ended December 31, 2007 and 2006, BigString recorded compensation expenses of $45,102 and $36,595, respectively, associated with issuances of stock purchase warrants.  For the period October 8, 2003 (Date of Formation) through December 31, 2007, BigString recorded compensation expense of $264,397 in connection with the issuance of stock purchase warrants for services. For the year ended December 31, 2007, BigString also recorded $19,094 other non-cash compensation expense, net for the cancellation and issue of warrants.

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants.  The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model.  For the years ended December 31, 2007 and 2006, BigString recorded compensation expense of $86,764 and $86,473, respectively.  For the period October 8, 2003 (Date of Formation) through December 31, 2007, BigString recorded compensation expense of $173,237.  BigString did not grant stock options prior to 2006.

BUSINESS COMBINATIONS

Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at their fair value at the date of acquisition.

ACCOUNTING FOR DERIVATIVES

BigString evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related interpretations including EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments, including cash investments, accounts receivable, accounts payable and accrued expenses, the carry amount approximates fair value because of the short maturities of

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such instruments. Convertible notes are carried at estimated fair value less any unamortized discount.

BENEFICIAL CONVERSION FEATURE

When debt or equity is issued which is convertible into common stock at a discount from the common stock market price at the date the debt or equity is issued, a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion is recognized. The beneficial conversion feature is presented as a discount to the related debt or a dividend to the related equity, with an offsetting amount increasing additional paid-in capital.

NEW FINANCIAL ACCOUNTING STANDARDS

In January 2008, SAB 110 “Share-Based Payment” (“SAB 110”), was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share Based Payments.”  BigString does not believe that the adoption of SAB 110 will have a material impact on its consolidated financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 will be effective for BigString on January 1, 2008. BigString does not believe that the adoption of SFAS No. 159 will have a material impact on its consolidated financial position, cash flows or results of operations.

In December 2006, the FASB issued a FASB Staff Position (“FSP”) EITF Issue No. 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 did not have a material impact on BigString’s consolidated financial position, cash flows or results of operations.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value.  The statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157, as amended by FASB SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, provided than an entity has not yet adopted SFAS No. 157. BigString does not believe that the adoption of SFAS No. 157 will have a material impact on its consolidated financial position, cash flows or results of operations.

NOTE 2. GOING CONCERN

For the year ended December 31, 2007, BigString’s consolidated financial statements reflect a net loss of $3,949,184, net cash used in operations of $1,185,291, a working capital deficit of $66,907, a stockholders’ deficit accumulated during the development stage of $10,405,099 and a cumulative net loss of $9,925,099.  These matters raise doubt about the ability of BigString to continue as a going concern.  BigString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

The ability of BigString to continue as a going concern is dependent on BigString’s ability to further implement its business plan, raise capital and generate additional revenues.  BigString can give no assurances that it will generate sufficient cash flow from operations or obtain additional financing.

The time required for BigString to become profitable is highly uncertain, and BigString can give no assurances that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, planned marketing expenditures and working capital requirements.  If required, the ability to obtain additional financing from other sources also depends on many factors beyond BigString’s control, including the state of the capital markets and the prospects for BigString’s business.  The necessary additional financing may not be available to BigString or may be available only on terms that would result in further dilution to the current stockholders of BigString.

NOTE 3. ACQUISITIONS

On December 11, 2006, BigString completed the acquisition of the website, DailyLOL, pursuant to an asset purchase agreement.  The cash purchase price of $13,000 has been allocated to intangible assets based on estimated fair value.  The acquisition includes right, title and interest in domain names, customer and member lists and source code.

The results of operations of the assets acquired were not material, and accordingly, pro forma summary results have not been included.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 19, 2006, BigString completed the acquisition of certain assets, including two websites, from a principal of Lifeline Industries, Inc.  Lifeline Industries, Inc. entered an agreement May 2, 2006, to provide business consultant services to BigString for three years. In consideration for the assets, BigString issued 750,000 shares of BigString’s common stock.  The market value of BigString’s common stock on May 19, 2006 was $0.80 per share.  In conjunction with this acquisition, BigString acquired an intangible asset for $600,000 based on estimated fair value.  The acquisition included right, title and interest in domain names, customer and member lists and source code.

The results of operations of the assets acquired were not material, and accordingly, pro forma summary results have not been included.

On July 16, 2004, BigString completed the acquisition of Email Emissary.  BigString purchased 100% of Email Emissary’s stock for 20,000,000 shares of BigString’s common stock.  BigString acquired Email Emissary to consolidate its marketing and development operations.  The purchase price of $4,800,000 was allocated to both tangible and intangible assets and liabilities based on estimated fair values.  Approximately $4,803,000 of identifiable intangible assets (patent application, trademark and websites) arose from this transaction.  Such intangible assets are being amortized on a straight-line basis over the estimated economic life of five years.

This acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Email Emissary has been included in BigString’s consolidated financial statements from July 16, 2004, the date of closing.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Years ended
	December 31,
	2007	2006
Computer equipment and internal software	$255,171	$253,115
Furniture and fixtures	5,969	8,600
	261,140	261,715
Less accumulated depreciation	98,984	47,103
	$162,156	$214,612

Depreciation expense for the years ended December 31, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through December 31, 2007, was $52,456, $38,270 and $100,133, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of patent application and trademark, logos, source codes and websites.  Amounts assigned to these intangibles have been determined by management.  Management considered a number of factors in determining the allocations, including an independent formal appraisal.  Other intangibles are being amortized over five years.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	Years ended
	December 31,
	2007	2006
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	613,000	613,000
	5,416,067	5,416,067
Accumulated amortization	3,519,829	2,436,616
	1,896,238	2,979,451
Impairment	415,292	-
	$1,480,946	$2,979,451

Amortization expense was $1,083,213, $1,036,335 and $3,519,829 for the years ended December 31, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through December 31, 2007, respectively.

Other intangibles are tested annually for impairment. If events indicate that impairment could exist, a recoverability test is performed comparing future net cash flows from the asset to the carrying value of the asset. If the recoverability test indicates the asset is impaired and the asset carrying amount is greater than fair market value, an impairment charge adjusts the carrying value to fair market value.

Continuing losses associated with the assets indicated that impairment may exist. The recoverability test for the patent application and trademark assets indicated that the assets were not impaired. In addition, evaluations of fair market value and weighted, discounted cash flows were greater than the carrying value.

The logos, websites and source codes primarily include the web sites FindItAll, AmericanMoBlog and DailyLOL that were acquired in 2006. The recoverability test for these assets indicated impairment as the weighted future net cash flows were less than the carrying value. The fair market value, based on weighted, discounted cash flows and disposition values, was not material, and an impairment loss of $415,292 for the carrying amount was recognized in 2007.

Estimated amortization expenses for intangible assets for the next five years, are as follows:

Estimated
Years Ending	Amortization
December 31,	Expense
2008	$960,613
2009	520,332
$1,480,945

Patent application and trademark has a weighted-average useful life remaining of 0.8 years.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income, interest expense, and other, net.

Interest expense consists of interest on convertible debt payable on each anniversary date of the promissory notes and is included in accrued interest.

The components of other, net consist of expenses related to the convertible debenture financing, preferred stock financing and warrant and common stock financings and are as follows:

			Period
			October 8, 2003
			(Date of
	Years ended		Formation)
	December 31,		Through
	2007	2006	December 31, 2007
Amortization of debt issue costs	$92,839	$-	$92,839
Amortization of promissory note discount	11,664	-	11,664
Amortization of beneficial conversion feature	248,608	-	248,608
Other financing expenses	269,094	140,000	509,394
	$622,205	$140,000	$862,505

For the year ending December 31, 2007, debt issue costs were $248,939, and are being amortized over the term of the note, which is three years. Amortization is accelerated for the proportion of promissory notes which are converted in a period. Other financing expenses include $250,000 of stock-based other non-cash compensation for the fair market value of common stock issued for a waiver and release related to the debt financing.

NOTE 7. INCOME TAXES

BigString adopted the provisions of the FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, BigString recognized no adjustment in the net liability for unrecognized income tax benefits.

BigString participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the year ended December 31, 2007 and for the period October 8, 2003 (Date of Formation) through December 31, 2007, BigString recorded a net state tax benefit of $258,854 as a result of its sale of $2,442,561 of New Jersey state net operating losses and $74,359 of New Jersey state research and development credits. Gross sales proceeds were $294,189. Since New Jersey law provides that net operating losses can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey net operating losses in future years.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets include net operating loss carry forwards and research and development credits. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances for the years ending December 31, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through December 31, 2007, have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continues to incur losses.

At December 31, 2007, BigString has available net operating loss carry forwards of approximately $8.2 million for federal income tax reporting purposes and $5.7 million for state income tax reporting purposes which expire in various years through 2027. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, BigString’s net operating loss carry forwards available to offset future federal taxable income may be limited. Similarly, BigString may be restricted in using its research credit carry forwards to offset future federal income tax expense.

NOTE 8. LONG-TERM DEBT

On May 1, 2007, BigString entered into a financing arrangement with several accredited financing parties. Proceeds from the financing will be used to support ongoing operations and the advancement of BigString’s technology, and fund marketing and the development of its business.

Pursuant to the Subscription Agreement entered into by BigString with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear (collectively, the “Subscribers”), the Subscribers purchased convertible notes in the aggregate principal amount of $800,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 1,777,779 shares of BigString's common stock, resulting in net proceeds of approximately $551,000 after transaction fees of approximately $249,000.  BigString accounted for the convertible notes under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related interpretations including EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Included to, and Potentially Settled in, a Company’s Own Stock.”  Approximately $31,300 of the proceeds was allocated to the warrants based on fair value, and included as additional paid in capital.  Due to the beneficial conversion feature of the convertible notes, $666,648 was included as additional paid in capital based on the conversion discount.

As provided for in the Subscription Agreement, the Subscribers agreed to purchase additional convertible notes in the aggregate principal amount of $800,000 and warrants to purchase up to 1,777,779 shares of BigString's common stock, for a total subscription of $1,600,000, provided that we registered the shares of our common stock underlying the additional convertible notes and warrants by September 13, 2007 and met certain other closing conditions.  Because we were unable to register the shares of common stock underlying the additional convertible notes and warrants by September 13, 2007, the Subscribers did not purchased the additional convertible notes and warrants. Effective November 13, 2007, the shares of common stock underlying the outstanding convertible notes and warrants were registered.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each convertible note has a term of three years and accrues interest at a rate of six percent annually. Interest is payable on each anniversary date of the agreement in cash, or common shares at a conversion price of $0.18 per share, at the option of the note holder. The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.18 per share.  The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time.

BigString paid Gem Funding LLC (the “Finder”) $64,000 and issued a warrant to purchase 213,333 shares of common stock to the Finder on May 1, 2007.  The Finder's warrant is similar to and carries the same rights as the warrants issued to the Subscribers.

On November 30, 2007, BigString and the Subscribers agreed to a Waiver and Limited Release. As part of the agreement, the Subscribers released BigString from liquidated damages relating to the outstanding convertible notes. At the date of the agreement, BigString had accrued $24,267 in liquidated damages. BigString also granted the Subscribers 1,000,000 unregistered shares of common stock. BigString recorded $250,000 of stock-based other non-cash compensation expense related to the debt issue.

NOTE 9. COMMON STOCK

On July 18, 2005, BigString amended its Certificate of Incorporation to, among other things, (i) change its name from Recall Mail Corporation to BigString Corporation, and (ii) increase the number of shares BigString is authorized to issue from 50,000,000 shares to 250,000,000 shares, consisting of 249,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.  The board of directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preference and privileges of each series, any or all of which may be greater than the rights of BigString’s common stock.  Currently, there are 400,000 shares of preferred stock outstanding.

In October 2003, the month of BigString’s formation, BigString issued 21,210,000 shares of its common stock to principals of BigString at no cost to such principals.

During 2003, BigString concluded a private placement of securities, pursuant to which it sold 40,000 shares of BigString’s common stock at a per share purchase price of $0.25.  BigString received $10,000 in gross proceeds as a result of this private placement.

During 2004, BigString concluded a private placement of securities, pursuant to which it sold 870,000 shares of BigString’s common stock at a per share purchase price of $0.25.  BigString received $217,500 in gross proceeds as a result of this private placement.

During 2004, BigString issued 185,000 shares of common stock valued at $0.21 per share in consideration for consulting services provided by two marketing consultants.  BigString recorded consulting expense of $39,251 in connection with the issuance of these shares. Fair market value

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was based on most recent private placement per share purchase price and an agreed upon per share purchase price discount.

During 2004, BigString completed the acquisition of Email Emissary for 20,000,000 shares of BigString’s common stock for a purchase price of $4,800,000. Fair market value of $0.24 per share was based on the weighted average private placement per share purchase prices in 2003 and 2004.

During 2005, BigString issued 50,000 shares of common stock valued at $0.25 per share for business advisory services. Fair market value was based on the concurrent private placement per share purchase price.

For the year ended December 31, 2005, BigString concluded several private placements pursuant to which it sold 922,000 shares of its common stock at a per share purchase price of $0.25 and 9,448,125 shares of its common stock at a per share purchase price of $0.16.  As a result of these private placements, BigString received $1,742,200 in gross proceeds.

On May 2, 2006, BigString issued 1,250,000 shares of common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc.  The market value of BigString’s common stock at May 2, 2006 was $0.82 per share.

On May 19, 2006, BigString completed the acquisition of certain assets, including two websites, from a principal of Lifeline Industries, Inc.  In consideration for the assets, BigString issued 750,000 shares of common stock.  The market value of BigString’s common stock at May 19, 2006 was $0.80 per share.

Additionally, in May 2006, BigString redeemed 2,000,000 shares of its common stock from each of Charles A. Handshy, Jr. and David L. Daniels, former directors of BigString, and 2,000,000 shares of its common stock from each of their spouses, June E. Handshy and Deborah K. Daniels, at a purchase price of $0.05 per share.

On February 26, 2007, BigString agreed to issue 140,000 shares of common stock to CEOcast, Inc. in consideration for investor relations services.  The market value of BigString’s common stock at February 26, 2007 was $0.50 per share.

Additionally, on February 26, 2007, BigString agreed to issue 192,000 shares of common stock to Howard Greene in consideration for public relations services provided by Greene Inc. Communications.  The market value of BigString’s common stock at February 26, 2007 was $0.50 per share.

On May 1, 2007, BigString issued 100,000 shares of common stock to Jonathan Bomser in consideration for online marketing services provided by CAC, Inc.  The market value of BigString’s common stock at May 1, 2007 was $0.33 per share.

On November 30, 2007, BigString agreed to issue 1,000,000 shares of common stock to the Subscribers of its May 1, 2007 Subscription Agreement as part of a Waiver and Limited Release

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement. The market value of BigString’s common stock at November 30, 2007 was $0.25 per share.

During November and December 2007, BigString issued 861,111 shares of common stock for the conversion of convertible promissory notes totaling $155,000. The conversion price was $0.18.

NOTE 10. PREFERRED STOCK

On May 19 2006, BigString issued a total of 400,000 shares of Series A Preferred Stock, par value $0.0001 per share, and warrants to purchase 1,000,000 shares of common stock to Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., for an aggregate purchase price of $2,000,000.  The shares of Series A Preferred Stock are convertible under certain circumstances into shares of common stock, and have certain dividend, voting, liquidation and conversion rights.   The warrants are convertible into shares of common stock at an exercise price per share of $1.25 (market price $0.80 per share).  BigString has registered the shares of common stock issuable upon conversion of the shares of Series A Preferred Stock and the shares of common stock underlying the warrants.  In conjunction with this transaction, BigString incurred a fee of $140,000, which is included in additional paid in capital.

BigString accounted for the convertible preferred stock under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related interpretations including EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Included to, and Potentially Settled in, a Company’s Own Stock.”  BigString performed calculations allocating the proceeds of the Series A Preferred Stock with detachable warrants to each respective security at their fair values.  The value of the warrants of $400,000 was recorded as a reduction of the convertible preferred stock and credited to additional paid-in-capital.  The recorded discount of $480,000 resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to the preferred stockholders at the date of issuance of the convertible preferred stock.

NOTE 11. SHARE-BASED COMPENSATION

On January 1, 2006, BigString adopted SFAS No. 123(R), “Share-Based Payment,” requiring the recognition of compensation expense in the consolidated statements of operations related to the fair value of its employee and non-employee share-based options and warrants.  SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) is supplemented by SAB No. 107, “Share-Based Payment.”  SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC positions and regulations including the valuation of share-based payment arrangements.

Warrants:

During 2004, BigString granted warrants as payment for advisory services.  The warrants provided for the purchase of 60,000 shares of BigString’s common stock at an exercise price of

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$0.25.  Certain of these warrants were exercised in 2005, which resulted in 45,000 shares of common stock being issued to the holders thereof.  As a result of these exercises, BigString received $11,250 in gross proceeds.  The remainder of these warrants was exercised in 2006, which resulted in 15,000 shares of common stock being issued to the holder thereof.  As a result of this exercise, BigString recorded a subscription receivable of $3,750.  In connection with the grant of these warrants, BigString recorded an expense of $3,500 which is included in the consolidated statement of operations for the year ended December 31, 2004.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.07 per share.

On January 1, 2005, BigString granted warrants to two consultants, as payment for advisory services. Each warrant provided for the purchase of 50,000 shares of BigString’s common stock at an exercise price of $0.25 per share.  One of the warrants was exercised in 2006, which resulted in 50,000 shares of common stock being issued to the holder thereof.  As a result of this exercise, BigString recorded a subscription receivable of $12,500.  In addition, the other warrant providing for the purchase of 50,000 shares of common stock expired on January 1, 2007.  In connection with the grant of these warrants, BigString recorded an expense of $7,400 which is included in BigString’s consolidated statements of operations for the year ended December 31, 2005.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.07 per share.

On September 23, 2005, BigString granted warrants to a consultant, as payment for advisory services. One warrant provides for the purchase of 1,246,707 shares of common stock with a per share exercise price of $0.16, and the second warrant provides for the purchase of 1,196,838 shares of common stock with a per share exercise price of $0.20.  Each of these warrants is due to expire on September 23, 2010 and the grants are non-forfeitable.  A portion of each warrant, representing 50,000 shares of common stock, was assigned to a third party.  The assigned portions of the warrants were exercised in 2006, which resulted in 100,000 shares of common stock being issued to the holder thereof.  As a result of these exercises, BigString received $18,000 in gross proceeds.  In connection with the grant of these warrants, BigString recorded an expense of $171,800 which is included in BigString’s consolidated statements of operations for the year ended December 31, 2005.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:  dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.07 per share.

On May 2, 2006, BigString granted warrants to purchase shares of common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc.  A total of $135,300 of the deferred compensation in connection with the warrants will be expensed over a period of 36 months.  For the years ended December 31, 2007 and 2006, BigString expensed $45,102 and $30,065, respectively, in connection with these services, and the balance of $60,133 of total unrecognized compensation cost is included within paid-in-capital on BigString’s

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheet.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.42 and $0.18 per share.

On December 1, 2006, BigString granted warrants to two consultants, as payment for advisory services.  Each warrant provides for the purchase of 50,000 shares of BigString’s common stock at an exercise price of $0.50 per share.  Each of these warrants is due to expire on December 1, 2011.  In connection with the grant of these warrants, BigString recorded an expense of $6,530 which is included in BigString’s consolidated statements of operations for the year ended December 31, 2006. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 4%; and expected life of 3 years.  The weighted average fair value of these warrants was $0.08 per share.

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

In November 2007, BigString repriced warrants to purchase 1,713,334 shares of common stock previously issued to the Subscribers, which warrants were subsequently exercised by the Subscribers at the reduced exercise price.  The exercise price of the repriced warrants was reduced from $0.30 per shares to $0.10 per share.  As a result of this repricing, the warrants with an exercise price of $0.30 per share were deemed cancelled and new warrants with an exercise price of $0.10 per share were deemed issued. In December 2007, five repriced warrants were exercised at the exercise price of $0.10, which resulted in 1,500,001 shares of common stock being issued to the holder thereof.  As a result of these exercises, BigString received $150,000 in gross proceeds. In addition, one repriced warrant was exercised in January 2008 at the exercise price of $0.10, which resulted in 213,333 shares of common stock being issued to the holder thereof and $21,333 in gross proceeds to BigString. The fair value of the warrants deemed cancelled and deemed issued was estimated on the date of the unanimous written consent of the board of directors of BigString using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0% and 0%; expected volatility of 69% and 69%; risk free rate of return of 4% and 3%; and expected life of 4 and 0 years for the deemed cancellation and deemed issue of warrants, respectively.  The weighted average fair value of the deemed cancellation and deemed issue of warrants was $0.11 and $0.12 per share, respectively. BigString expensed the net fair value of $19,094 for the year ended December 31, 2007.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the warrants outstanding, all of which are exercisable, for 2007 and 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at December 31, 2005	2,558,545	$0.18
Warrants granted	1,550,000	$1.05
Warrants exercised	(165,000)	$0.21
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at December 31, 2006	3,943,545	$0.52	5.2	$1,501,939
Warrants granted	3,704,446	$0.21
Warrants exercised	(1,500,001)	$0.10
Warrants cancelled/forfeited/expired	(1,763,334)	$0.30
Warrants outstanding at December 31, 2007	4,384,656	$0.50	4.3	$211,916
Warrants exercisable at December 31, 2006	3,943,545	$0.52	5.2	$1,501,939
Warrants exercisable at December 31, 2007	4,384,656	$0.50	4.3	$211,916

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock on December 31, 2006 and 2007 and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on December 31, 2006 and 2007, respectively.

Warrants granted during the years ended December 31, 2007 and 2006 were 3,704,446 and 1,550,000, respectively.  For the period October 8, 2003 (Date of Formation) through December 31, 2007, warrants to purchase a total of 7,857,991 shares of BigString’s common stock were granted. The weighted average grant date fair value of warrants granted in the years ended December 31, 2007 and 2006 was $0.13 and $0.17, respectively.

Warrants exercised during the years ended December 31, 2007 and 2006 were 1,500,001 and 165,000, respectively.  Cash received during the years ended December 31, 2007 and 2006 from the exercise of warrants was $166,250 and $18,000, respectively.  For the period October 8, 2003 (Date of Formation) through December 31, 2007, a total of 1,710,001 shares of BigString’s common stock were purchased upon the exercise of warrants. The total intrinsic value of warrants exercised in the years ended December 31, 2007 and 2006 was $243,556 and $92,800, respectively.

During the year ended December 31, 2007 and the period October 8, 2003 (Date of Formation) through December 31, 2007, warrants to purchase a total of 50,000 shares of BigString’s common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration, and warrants to purchase a total of 1,713,334 shares of common stock were cancelled with an aggregate intrinsic value of $0 at the date of cancellation.  No warrants were cancelled, forfeited or expired during the year ended December 31, 2006.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan and Stock Options Issued to Consultant:

At the 2006 Annual Meeting of Stockholders, the BigString Corporation 2006 Equity Incentive Plan (the “Equity Incentive Plan”) was approved by a majority of BigString’s stockholders.  Under the Equity Incentive Plan, incentive and nonqualified stock options and rights to purchase common stock may be granted to eligible participants.  Options are generally priced to be at least 100% of the fair market value of BigString’s common stock at the date of the grant.  Options are generally granted for a term of five or ten years.  Options granted under the Equity Incentive Plan generally vest between one and five years.

On July 11, 2006, BigString approved the grant of a non-qualified stock option to purchase 575,100 shares of common stock to Kieran Vogel in connection with his participation in OurPrisoner, the interactive Internet television program available through the entertainment portal being operated by BigString’s wholly-owned subsidiary, BigString Interactive. As of December 16, 2006, Mr. Vogel completed his obligation in connection with his participation in the OurPrisoner program and subsequently entered into a contractual relationship with BigString.  The non-qualified stock option has a term of five years from July 11, 2006 and an exercise price of $0.32 per share.  For the year ended December 31, 2006, BigString recorded a consulting expense of $47,775 in connection with the contractual relationship between Mr. Vogel and BigString.

On July 11, 2006, BigString granted incentive stock options to purchase 2,620,000 shares of common stock under its Equity Incentive Plan to certain of BigString’s employees.  Incentive stock options to purchase 1,450,000 shares of common stock were granted at an exercise price of $0.32 per underlying share with 25% vesting every three months for one year, and incentive stock options to purchase 1,170,000 shares of common stock were granted at an exercise price of $0.50 per underlying share with vesting over periods of three and four years.  In addition, non-qualified stock options to purchase 600,000 shares of common stock were granted to two non-employee directors at an exercise price of $0.50 per underlying share with vesting over a period of three years.

On September 18, 2006, BigString granted an incentive stock option to purchase 1,800,000 shares of common stock under its Equity Incentive Plan to BigString’s newly appointed Executive Vice President, Chief Financial Officer and Treasurer.  When vested, 400,000 shares of common stock will be eligible for purchase at the per share price equal to $0.24; 600,000 shares of common stock will be eligible for purchase at $0.50 per share; 400,000 shares of common stock will be eligible for purchase at $.90 per share; and 400,000 shares of common stock will be eligible for purchase at $1.25 per share. The incentive stock option vests quarterly over a three year period, and the shares of common stock subject to the incentive stock option will vest in order of exercise price, with the shares with the lower exercise price vesting first.

On November 14, 2007, BigString granted incentive stock options to purchase 1,275,000 shares of common stock under its Equity Incentive Plan to certain of BigString’s employees.  Incentive stock options were granted at an exercise price of $0.18 per underlying share with 25% vesting every three months for one year.  In addition, non-qualified stock options to purchase 800,000 shares of common stock were granted to three non-employee directors at an exercise price of $0.18 per underlying share with 25% vesting every three months for one year.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2007 and 2006 and the period October 8, 2003 (Date of Formation) through December 31, 2007, BigString recorded stock-based option compensation expense of $86,764, $86,473 and $173,237, respectively.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures.

Information regarding the stock options outstanding during the years ended December 31, 2007 and 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at December 31, 2005	-	$-
Options granted	5,595,100	$0.50
Options exercised	-	$-
Options cancelled/forfeited/expired	-	$-
Options outstanding at December 31, 2006	5,595,100	$0.50	7.8	$1,763,195
Options granted	2,075,000	$0.18
Options exercised	-	$-
Options cancelled/forfeited/expired	(520,000)	$0.43
Options outstanding at December 31, 2007	7,150,100	$0.41	7.7	$221,575
Options exercisable at December 31, 2006	1,087,600	$0.31	5.2	$501,420
Options exercisable at December 31, 2007	3,012,600	$0.36	5.5	$12,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock on December 31, 2006 and 2007 and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money warrants had been exercised on December 31, 2006 and 2007, respectively.

Options granted during the years ended December 31, 2007 and 2006 were 2,075,000 and 5,595,100, respectively.  For the period October 8, 2003 (Date of Formation) through December 31, 2007, options to purchase a total of 7,670,100 shares of BigString’s common stock were granted. The weighted average grant date fair value of options granted in the years ended December 31, 2007 and 2006 was $0.05 and $0.06, respectively.

No options were exercised, and no cash received from option exercises and purchases of shares for the years ended December 31, 2007 and 2006 and the period October 8, 2003 (Date of Formation) through December 31, 2007. The total tax benefit attributable to options exercised in the years ended December 31, 2007 and 2006 and the period October 8, 2003 (Date of Formation) through December 31, 2007 was $0.

During the year ended December 31, 2007 and the period October 8, 2003 (Date of Formation) through December 31, 2007, options to purchase a total of 520,000 shares of BigString’s

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock expired with an aggregate intrinsic value of $0 at the date of expiration.  No options were cancelled, forfeited or expired during the year ended December 31, 2006.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

			Period
			October 8, 2003
	Years Ended		(Date of Formation)
	December 31,		Through
	2007	2006	December 31, 2007
Risk-free interest rate	3.61%	5.03%	4.65%
Expected volatility	69%	39%	47%
Expected life (in years)	1.5	2.6	2.3
Dividend yield	-	-	-

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of the grant.

BigString estimates the volatility of its common stock at the date of the grant based on historical volatility, expected volatility and publicly traded peer companies.

The expected life of stock options granted under the Equity Incentive Plan is based on management judgment, historical experience and publicly traded peer companies.

BigString has no history or expectations of paying cash dividends on its common stock.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which require BigString to pay certain executory costs (such as insurance and maintenance). Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2008	$30,446
$30,446

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense was $47,720, $73,535 and $158,709 for the years ended December 31, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through December 31, 2007, respectively.

Computer co-location, power and Internet access expense was $55,583, $68,020 and $125,154 for the years ended December 31, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through December 31, 2007, respectively.

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services.  In consideration for services performed, BigString agreed to issue to Howard Greene 140,000 shares of common stock in April, 2005 and 192,000 shares of common stock in February, 2007.  Total public relation expenses, including the services of Greene Inc. Communications, were $42,944 and $91,335 for the years ended December 31, 2007 and 2006, and $146,448 for the period October 8, 2003 (Date of Formation) through December 31, 2007. Share-based compensation for the year ended December 31, 2007 was $96,000 and includes accrued expenses of $80,000 in the year ended December 31, 2006.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc.  In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (1) 1,250,000 shares of common stock, (2) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (3) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00.  BigString incurred corresponding consulting expenses of $386,768, $257,842 and $644,610 for the years ended December 31, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through December 31, 2007, respectively.

On February 26, 2007, BigString entered into a six month agreement for consulting services to be provided by CEOcast, Inc.  BigString agreed to issue 140,000 shares of common stock to CEOcast, Inc.  Total investor relations expenses, including the services of CEOcast, Inc., were $128,585, $55,999 and $184,584 for the years ended December 31, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through December 31, 2007, respectively, including $70,000 as share-based compensation.

On April 27, 2007, BigString entered into an agreement with CAC, Inc., effective May 1, 2007.  The minimum term of the agreement was four months and ended September 30, 2007.  On May 1, 2007, BigString issued 100,000 shares of common stock to Jonathan Bomser in consideration for online marketing services provided by CAC, Inc.  The market value of BigString’s common stock at May 1, 2007 was $0.33 per share.  Total online marketing expenses, including the services of CAC, Inc. and CAC, Inc.’s recommended vendors, were $203,282 for the year ended December 31, 2007 and the period October 8, 2003 (Date of Formation) through December 31, 2007, including $33,000 as share-based compensation.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising revenues, to its marketing affiliates.  As of December 31, 2007 and 2006, and for the period October 8, 2003 (Date of Formation) through December 31, 2007, these commitments were not material.

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

As of December 31, 2007, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

NOTE 13. SUBSEQUENT EVENTS

On February 29, 2008, BigString entered into a financing arrangement with several accredited financing parties. Proceeds from the financing will be used to support ongoing operations and the advancement of BigString’s technology, and fund marketing and the development of its business.

Pursuant to the Subscription Agreement entered into by BigString with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Small Cap Opportunities LP, (collectively, the “2008 Subscribers”), the 2008 Subscribers purchased convertible notes in the aggregate principal amount of $700,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 2,333,333 shares of BigString's common stock.

Each convertible note has a term of three years and accrues interest at a rate of six percent annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.15 per share.  The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time. The warrants have an exercise price of $0.15 per share.

BigString paid Gem Funding LLC (the “Finder”) $56,000 and issued a warrant to purchase 373,333 shares of common stock to the Finder on February 29, 2008.  The Finder's warrant is similar to and carries the same rights as the warrants issued to the 2008 Subscribers.

As a result of this  financing, the conversion price for the outstanding convertible notes previously issued to the Subscribers was adjusted from $0.18 to $0.15. In addition, the conversion price of the outstanding Series A Preferred Stock was adjusted as provided for in the Certificate of Designations with respect to same.

Index

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

4.1
Specimen certificate representing BigString’s common stock, par value $.0001 per share, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

4.2
Form of Convertible Note, dated May 1, 2007, issued to the following entities and in the following amounts: Whalehaven Capital Fund Limited ($250,000); Alpha Capital Anstalt ($250,000); Chestnut Ridge Partners LP ($125,000); Iroquois Master Fund Ltd. ($125,000); and Penn Footwear ($50,000), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

4.3
Form of Convertible Note, dated February 29, 2008, issued to the following subscribers and in the following amounts: Whalehaven Capital Fund Limited ($250,000); Alpha Capital Anstalt ($250,000); and Excalibur Small Cap Opportunities LP ($200,000), incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on March 6, 2008.

10.1
Registration Rights Agreement, dated August 10, 2005, between BigString and AJW New Millennium Offshore, Ltd., incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

Index

Exhibit No.	Description of Exhibit

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

Index

Exhibit No.	Description of Exhibit

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

Index

Exhibit No.	Description of Exhibit

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

10.22
Agreement, dated December 1, 2005, by and among BigString and the following selling stockholders:  AJW New Millennium Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC, David M. Arledge, David A. Arledge, Susan Baran, Jeffrey M. Barber and JoAnn Barber, Nicholas Codispoti, Nicholas Codispoti, IRA, Codispoti Foundation, Jon M. Conahan, Dean G. Corsones, Michael Dewhurst, Marc Dutton, Theodore Fadool, Jr., Howard Greene, Harvey M. Goldfarb, Charles S. Guerrieri, Brenda L. Herd and Glenn A. Herd, Herd Family Partnership, Ronald C. Herd and Michele Herd, Steven Hoffman, James R. Kaufman and Barbara Kaufman, Jeffrey Kay and Lisa Kay, Gerald Kotkin, Paul A. Levis PSP, Joel Marcus, Barbara A. Musco and Barrie E. Bazar, Craig Myman, New Millennium Capital Partners II, LLC, Alfred Pantaleone, Sara R. Pasquarello, Richard P. Petrone and Georgia Petrone, David Prado and Kim Prado, Lee Rosenberg, Todd M. Ross, Marc Sandusky, Adam Schaffer, H. Joseph Sgroi, Shefts Family LP, Thomas Shields, Mark Yuko, Bradley Zelenitz and Shefts Associates, Inc., incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

10.23
Business Consultant Services Agreement by and between BigString and Shefts Associates, Inc., incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on October 21, 2005.

10.24
Lease between BigString, as Tenant, and Walter Zimmerer & Son, as Landlord, dated May 8, 2007, for the premises located at 3 Harding Road, Suite E, Red Bank, New Jersey 07701, incorporated by reference to Exhibit 10.24 to the Registration Statement on Form SB-2 (Registration No. 333-143793) filed with the SEC on June 15, 2007.

10.25
Business Consultant Services Agreement, dated May 2, 2006, by and between BigString and Lifeline Industries, Inc., incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K filed with the SEC on May 4, 2006.

Index

Exhibit No.	Description of Exhibit

10.26
Securities Purchase Agreement, dated as of May 19, 2006, by and among BigString and Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., including Schedule 1 – Schedule of Purchasers, and Exhibit C – Form of Warrant.  Upon the request of the SEC, BigString agrees to furnish copies of each of the following schedules and exhibits:  Schedule 2-3.2(d) – Warrants; Schedule 2-3.3 – Registration Rights; Schedule 2-3.7 – Financial Statements; Schedule 2-3.10 – Broker’s or Finder’s Fees; Schedule 2-3.11 – Litigation; Schedule 2-3.16 – Intellectual Property Claims Against the Company; Schedule 2-3.17 – Subsidiaries; Schedule 2-3.19(a) – Employee Benefit Plans; Schedule 2-3.22 – Material Changes; Exhibit A – Form of Certificate of Designations of the Series A Preferred Stock; Exhibit B – Form of Registration Rights Agreement; Exhibit D – Form of Giordano, Halleran & Ciesla, P.C. Legal Opinion, incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K filed with the SEC on May 22, 2006.

10.27
Registration Rights Agreement, dated as of May 19, 2006, by and among BigString and Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K filed with the SEC on May 22, 2006.

10.28
Asset Purchase Agreement, dated as of May 19, 2006, by and between BigString and Robb Knie.  Upon the request of the SEC, BigString agrees to furnish a copy of Exhibit A – Form of Registration Rights Agreement, and Exhibit B – Investor Suitability Questionnaire, incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K filed with the SEC on May 22, 2006.

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

Index

Exhibit No.	Description of Exhibit

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

10.36
Subscription Agreement, dated as of April 30, 2007, by and among BigString and Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear, including Exhibit B – Form of Common Stock Purchase Warrant.  Upon the request of the Securities and Exchange Commission, BigString agrees to furnish copies of each of the following schedules and exhibits:  Schedule 5(a) – Subsidiaries; Schedule 5(d) – Additional Issuances/Capitalization; Schedule 5(f) – Conflicts; Schedule 5(q) – Undisclosed Liabilities; Schedule 5(v) – Transfer Agent; Schedule 8 – Finder’s Fee; Schedule 9(s) – Lockup Agreement Providers; Schedule 11.1(iv) – Additional Securities to be Included in the Registration Statement; Exhibit A – Form of Convertible Note (included as Exhibit 4.2); Exhibit C – Form of Escrow Agreement; Exhibit D – Form of Giordano, Halleran & Ciesla, P.C. Legal Opinion; Exhibit E – Proposed Public Announcement; and Exhibit F – Form of Lock-Up Agreement, incorporated by reference to Exhibit 10.43 to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

10.37
Agreement, Waiver and Limited Release, dated as of November 30, 2007, by and among BigString and the Releasors, incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K filed with the SEC on December 5, 2007.

Index

Exhibit No.	Description of Exhibit

10.38
Subscription Agreement, dated as of February 29, 2008, by and among BigString and Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Small Cap Opportunities LP, including Exhibit B – Form of Common Stock Purchase Warrant.  Upon the request of the Securities and Exchange Commission, BigString agrees to furnish copies of each of the following schedules and exhibits:  Schedule 5(a) – Subsidiaries; Schedule 5(d) – Additional Issuances/Capitalization; Schedule 5(f) – Conflicts; Schedule 5(q) – Undisclosed Liabilities; Schedule 5(v) – Transfer Agent; Schedule 8 – Finder’s Fee; Schedule 9(s) – Lockup Agreement Providers; Exhibit A – Form of Convertible Note (included as Exhibit 4.2); Exhibit C – Form of Escrow Agreement; Exhibit D – Form of Giordano, Halleran & Ciesla, P.C. Legal Opinion; Exhibit E – Proposed Public Announcement; and Exhibit F – Form of Lock-Up Agreement, incorporated by reference to Exhibit 10.44 to the Current Report on Form 8-K filed with the SEC on March 6, 2008.

21.1	Subsidiaries of BigString.

23.1	Consent of Wiener, Goodman and Company, P.C., independent registered public accountants, as to the report relating to the consolidated financial statements of BigString.

24.1	Powers of Attorney of officers and directors of BigString, included in the signature page to this report.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.