Form 10-Q
period 2008-03-31
BigString CORP
filed 2008-05-15
CIK 1335282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                to              .

Commission File Number 000-51661

 BIGSTRING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0297832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Harding Road, Suite E, Red Bank, New Jersey 07701
(Address of principal executive offices) (Zip Code)

(732) 741-2840
(Registrant’s telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 14, 2008:

Common Stock, par value $0.0001 per share	51,344,394
(Class)	(Number of Shares)

BIGSTRING CORPORATION

INDEX TO FORM 10-Q
		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	2

	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through March 31, 2008	3

	Consolidated Statements of Stockholders’ Equity (unaudited) for the Three Months Ended March 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through March 31, 2008	4

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through March 31, 2008	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

Index of Exhibits		E-1

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our registration statement on Form SB-2 (Registration No. 333-143793), filed with the SEC on June 15, 2007, and the subsequent amendments and supplements thereto.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

Index

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2007 of BigString Corporation (“BigString”).

The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$586,506	$298,033
Accounts receivable - net of allowance of $10 and $90	1,651	2,609
Prepaid expenses and other current assets	16,039	8,039
Total current assets	604,196	308,681
Property and equipment - net	106,230	162,156
Intangible assets - net	1,240,793	1,480,946
Other assets	224,217	156,100
TOTAL ASSETS	$2,175,436	$2,107,883

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$196,152	$282,524
Accrued expenses	33,286	52,642
Unearned revenue	12,191	9,288
Accrued interest	44,132	31,134
Total current liabilities	285,761	375,588
Long term liabilities:
Long-term debt	690,792	207,304
TOTAL LIABILITIES	976,553	582,892

Stockholders' equity:
Preferred stock, $.0001 par value - authorized 1,000,000 shares; outstanding 400,000 and 400,000 shares, respectively	40	40
Common stock, $.0001 par value - authorized 249,000,000 shares; outstanding 51,052,681 and 50,728,237 shares, respectively	5,105	5,073
Additional paid in capital	12,432,215	11,924,977
Deficit accumulated during the development stage	(11,238,477)	(10,405,099)
Total stockholders' equity	1,198,883	1,524,991
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,175,436	$2,107,883

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

			Period
			October 8, 2003
	For the Three Months Ended		(Date of Formation)
	March 31,		Through
	2008	2007	March 31, 2008
Operating revenues	$9,698	$9,775	$77,657
Operating expenses:(1)
Cost of revenues	21,240	43,324	434,094
Research and development	130,130	139,097	1,724,858
Sales and marketing	32,649	66,946	821,157
General and administrative	318,124	275,247	3,013,510
Amortization of intangibles	240,153	270,803	3,759,981
Impairment of assets	-	-	415,292
Total operating expenses	742,296	795,417	10,168,892
Loss from operations	(732,598)	(785,642)	(10,091,235)
Other income (expense):(1)
Interest income	2,131	4,156	70,454
Interest expense	(12,998)	-	(44,132)
Other, net	(89,913)	-	(952,418)
Total other income (expenses)	(100,780)	4,156	(926,096)
Loss before income tax benefit	(833,378)	(781,486)	(11,017,331)
Income tax benefit	-	-	258,854
Net loss	$(833,378)	$(781,486)	$(10,758,477)
Net loss per common share calculation:
Net loss	$(833,378)	$(781,486)
Imputed dividend on preferred shares	-	-
Net loss attributable to common shareholders	$(833,378)	$(781,486)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	51,001,594	47,060,547

(1)Stock-based and other non-cash compensation by function above:
Cost of revenues	$-	$903	$5,653
Research and development	45,513	11,062	115,896
Sales and marketing	-	94,136	222,725
General and administrative	157,588	115,664	1,116,655
Other, net	-	-	269,094
Total stock-based and other non-cash compensation	$203,101	$221,765	$1,730,023

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings

Balance, October 8, 2003	$-	-	$-	-	$-	$-	$-	$-
Issuance of common stock (at $.0001 per share)	-	-	-	21,210,000	2,121	(2,121)	-	-
Contribution of capital	45,000	-	-	-	-	45,000	-	-
Sale of common stock (at $0.25 per share)	-	-	-	40,000	4	9,996	(10,000)	-
Net loss	(29,567)	-	-	-	-	-	-	(29,567)
Balance, December 31, 2003	15,433	-	-	21,250,000	2,125	52,875	(10,000)	(29,567)
Cash received from prior sale of common stock	10,000	-	-	-	-	-	10,000	-
Sale of common stock (at $0.25 per share)	217,500	-	-	870,000	87	217,413	-	-
Issuance of common stock for services (valued at $0.21 per share)	39,251	-	-	185,000	19	39,232	-	-
Issuance of common stock for acquisition (valued at $0.24 per share)	4,800,000	-	-	20,000,000	2,000	4,798,000	-	-
Issuance of warrants for services (valued at $0.07 per share)	3,500	-	-	-	-	3,500	-	-
Net loss	(729,536)	-	-	-	-	-	-	(729,536)
Balance, December 31, 2004	4,356,148	-	-	42,305,000	4,231	5,111,020	-	(759,103)
Sale of common stock (at $0.25 per share)	230,500	-	-	922,000	92	230,408	-	-
Exercise of warrants (at $0.25 per share)	11,250	-	-	45,000	4	11,246	-	-
Issuance of common stock for services (valued at $0.25 per share)	12,500	-	-	50,000	5	12,495	-	-
Sale of common stock (at $0.16 per share)	1,511,700	-	-	9,448,125	945	1,510,755	-	-
Issuance of warrants for services (valued at $0.07 per share)	179,200	-	-	-	-	179,200	-	-
Net loss	(2,102,587)	-	-	-	-	-	-	(2,102,587)
Balance, December 31, 2005	4,198,711	-	-	52,770,125	5,277	7,055,124	-	(2,861,690)
Redemption of shares from stockholders (at $0.05 per share)	(400,000)	-	-	(8,000,000)	(800)	(399,200)	-	-
Issuance of common stock for consulting services (valued at $0.82 per share)	-	-	-	1,250,000	125	(125)	-	-
Stock-based compensation expense	314,250	-	-	-	-	314,250	-	-
Issuance of warrants for consulting services (valued at $0.08, $0.18 and $0.42 per share)	36,595	-	-	-	-	36,595	-	-
Issuance of common stock for website acquisition (valued at $0.80 per share)	600,000	-	-	750,000	75	599,925	-	-
Sale of preferred stock (at $.0001 per share)	1,860,000	400,000	40	-	-	1,859,960	-	-
Dividends from allocation of proceeds for the beneficial conversion feature of preferred stock	-	-	-	-	-	480,000	-	(480,000)
Exercise of warrants (at $0.16, $0.20 and $0.25 per share)	18,000	-	-	165,000	17	34,233	(16,250)	-
Net loss	(3,114,225)	-	-	-	-	-	-	(3,114,225)
Balance, December 31, 2006	3,513,331	400,000	40	46,935,125	4,694	9,980,762	(16,250)	(6,455,915)
Cash received from prior exercise of warrants	16,250	-	-	-	-	-	16,250	-
Issuance of common stock for consulting services (valued at $0.50 and $0.33 per share)	-	-	-	432,000	43	(43)	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	31,320	-	-	-	-	31,320	-	-
Beneficial conversion feature of promissory notes	666,648	-	-	-	-	666,648	-	-
Issuance of common stock for conversion of promissory notes (at $0.18 per share)	155,000	-	-	861,111	86	154,914	-	-
Stock-based compensation expense	672,532	-	-	-	-	672,532	-	-
Issuance of warrants, net (valued at $0.10 per share)	19,094	-	-			19,094	-	-
Issuance of common stock for waiver and release (valued at $0.25 per share)	250,000	-	-	1,000,000	100	249,900	-	-
Exercise of warrants (at $0.10 per share)	150,000	-	-	1,500,001	150	149,850	-	-
Net loss	(3,949,184)	-	-	-	-	-	-	(3,949,184)

(Continued)

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings

Balance, December 31, 2007	$1,524,991	400,000	$40	50,728,237	$5,073	$11,924,977	$-	$(10,405,099)
Exercise of warrants (at $0.10 per share)	21,333	-	-	213,333	21	21,312	-	-
Issuance of common stock for conversion of promissory notes (at $0.18 per share)	20,000	-	-	111,111	11	19,989	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	76,176	-	-	-	-	76,176	-	-
Beneficial conversion feature of promissory notes	186,660	-	-	-	-	186,660	-	-
Stock-based compensation expense	203,101	-	-	-	-	203,101	-	-
Net loss	(833,378)	-	-	-	-	-	-	(833,378)
Balance, March 31, 2008	$1,198,883	400,000	$40	51,052,681	$5,105	$12,432,215	$-	$(11,238,477)

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)
			Period
			October 8, 2003
	For the Three Months Ended		(Date of Formation)
	March 31,		Through
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(833,378)	$(781,486)	$(10,758,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	9,624	12,963	109,757
Gain on sale of property and equipment	(3,698)	-	(3,698)
Amortization of intangibles	240,153	270,803	3,759,982
Amortization of other assets	23,589	-	116,428
Impairment of assets	-	-	415,292
Accretion for beneficial conversion feature and discount on notes	66,324	-	326,596
Stock-based compensation	203,101	221,765	1,460,929
Other non-cash compensation	-	-	269,094
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	958	390	(1,651)
(Increase) in prepaid expenses and other assets	(99,706)	(2,875)	(356,684)
(Decrease) increase in accounts payable	(86,372)	51,503	196,152
(Decrease) increase in accrued expenses and other liabilities	(6,358)	(106,673)	74,352
Increase in unearned revenue	2,903	6,359	12,191
Net cash used in operating activities	(482,860)	(327,251)	(4,379,737)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(262,290)
Sale of property and equipment	50,000	-	50,000
Acquisitions	-	-	(13,000)
Net cash used in investing activities	50,000	-	(225,290)
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	700,000	-	1,500,000
Proceeds from issuance of preferred stock, net	-	-	1,860,000
Proceeds from the exercise of common stock warrants and issuance of common stock	21,333	16,250	2,231,533
Payments for redemption of common stock	-	-	(400,000)
Net cash provided by financing activities	721,333	16,250	5,191,533
Net (decrease) increase in cash	288,473	(311,001)	586,506
Cash and cash equivalents - beginning of period	298,033	517,074	-
Cash and cash equivalents - end of period	$586,506	$206,073	$586,506

Supplementary information:
Cash paid during the periods for:
Acquisitions	$-	$-	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	-	-	5,416,067
Common stock issued to effect acquisition	$-	$-	$5,400,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$20,000	$-	$175,000
Common stock issued for services	$85,417	$190,334	$905,611
Common stock options issued for services	106,410	20,157	279,647
Common stock warrants issued for services	11,274	11,274	275,671
Total stock-based compensation:	203,101	221,765	1,460,929
Issue of warrants, net	-	-	19,094
Issuance of common stock for waiver and release	-	-	250,000
Total other non-cash compensation	-	-	269,094
Total stock-based and other non-cash compensation	$203,101	$221,765	$1,730,023

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH MARCH 31, 2008

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2008, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by BigString and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in BigString’s 2007 Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CASH EQUIVALENTS

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased.  At March 31, 2008 and December 31, 2007, cash equivalents approximated $583,000 and $296,000, respectively.

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

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay.  Allowances for the three months ended March 31, 2008 and the year ended December 31, 2007 were $10 and $90, respectively.

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

All research and development for the three months ended March 31, 2008 and 2007 was performed internally for the benefit of BigString.  BigString does not perform such activities for others.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

DEFERRED FINANCING COSTS

Costs incurred in raising debt were deferred and amortized in other income (expense) over the term of the related debt. BigString issued convertible notes in February 2008 and May 2007 and incurred issuance costs of $91,706 and $248,939, respectively, which are being amortized over the life of the convertible notes. Amortization expense related to these costs is included in other, net in the consolidated statements of operations and was $23,589 for the three months ended March 31, 2008 and $116,428 for the period October 8, 2003 (Date of Formation) through March 31, 2008.

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, BigString accounts for stock-based compensation under SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  BigString adopted SFAS No. 123(R) using the modified prospective method.  Under this method, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date of SFAS No. 123(R).  Additionally, compensation costs for the portion of the awards outstanding as of the required effective date of SFAS No. 123(R), for which the requisite service has not been rendered, are being recognized as the requisite service is rendered after the required effective date of SFAS No. 123(R).  The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123, “Accounting for Stock Based Compensation.”  Changes to the grant-date fair value of equity awards granted before the required effective date of SFAS No. 123(R) are precluded.  The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of SFAS No. 123(R) using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur was not continued.

BigString issues shares of common stock to non-employees as stock-based compensation.  BigString accounts for the services using the fair market value of the consideration issued, generally measured at the closing price of BigString’s common stock on the date of the agreement.  For the three months ended March 31, 2008 and 2007, BigString recorded compensation expense of $85,417 and $190,334, respectively, in connection with the issuance of shares of common stock to non-employees.  For the period October 8, 2003 (Date of Formation) through March 31, 2008, BigString recorded compensation expense of $905,611 in connection with the issuance of shares of common stock to non-employees. For the period October 8, 2003 (Date of Formation) through March 31, 2008, BigString also recorded

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$250,000 other non-cash compensation expense for shares of common stock issued to non-employees.

BigString issues stock purchase warrants to non-employees as stock-based compensation.  The fair value of each stock purchase warrant is estimated on the date of grant using the Black-Scholes option-pricing model.  For the three months ended March 31, 2008 and 2007, BigString recorded compensation expenses of $11,274 and $11,274, respectively, associated with issuances of stock purchase warrants.  For the period October 8, 2003 (Date of Formation) through March 31, 2008, BigString recorded compensation expense of $275,671 in connection with the issuance of stock purchase warrants for services. For the period October 8, 2003 (Date of Formation) through March 31, 2008, BigString also recorded $19,094 other non-cash compensation expense, net for the cancellation and issue of warrants.

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. BigString has also granted nonqualified stock options to one non-employee vendor. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  For the three months ended March 31, 2008 and 2007, BigString recorded compensation expense of $106,410 and $20,157, respectively.  For the period October 8, 2003 (Date of Formation) through March 31, 2008, BigString recorded compensation expense of $279,647.  BigString did not grant stock options prior to 2006.

BUSINESS COMBINATIONS

Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at their fair value at the date of acquisition.

ACCOUNTING FOR DERIVATIVES

BigString evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and related interpretations, including EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF Issue No. 00-19”).

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

NEW FINANCIAL ACCOUNTING STANDARDS

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets BigString acquires.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“SFAS No. 161”), which provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. BigString is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial position, cash flows and results of operations.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In January 2008, SAB No. 110 “Share-Based Payment” (“SAB No. 110”), was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB No. 107, “Share Based Payments” (“SAB No. 107”).  The adoption of SAB No. 110 did not have a material impact on BigString’s consolidated financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value.  SFAS No. 159 became effective for BigString on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on BigString’s consolidated financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value.  The statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157, as amended by FASB SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“SFAS No. 157-2”), defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, provided than an entity has not yet adopted SFAS No. 157. SFAS No. 157 became effective for BigString on January 1, 2008. The adoption did not have a material impact on BigString’s consolidated financial position, cash flows or results of operations. BigString does not believe that the adoption of SFAS No. 157-2 will have a material impact on its consolidated financial position, cash flows or results of operations.

NOTE 2. GOING CONCERN

For the three months ended March 31, 2008, BigString’s consolidated financial statements reflect a net loss of $833,378, net cash used in operations of $482,860, working capital of $318,435, a stockholders’ deficit accumulated during the development stage of $11,238,477 and a cumulative net loss of $10,758,477.  These matters raise doubt about the ability of BigString to continue as a going concern.  BigString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

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

NOTE 3. ACQUISITIONS

On December 11, 2006, BigString completed the acquisition of the website, DailyLOL, pursuant to an asset purchase agreement.  The cash purchase price of $13,000 has been allocated to intangible assets based on estimated fair value.  The acquisition includes right, title and interest in domain names, customer and member lists and source code. The results of operations of the assets acquired were not material.

On May 19, 2006, BigString completed the acquisition of certain assets, including two websites, from a principal of Lifeline Industries, Inc.  In consideration for the assets, BigString issued 750,000 shares of BigString’s common stock.  The market value of BigString’s common stock on May 19, 2006 was $0.80 per share.  In conjunction with this acquisition, BigString acquired an intangible asset for $600,000 based on estimated fair value.  The acquisition included right, title and interest in domain names, customer and member lists and source code. The results of operations of the assets acquired were not material. Lifeline Industries, Inc. previously entered an agreement on May 2, 2006, to provide business consultant services to BigString for three years.

On July 16, 2004, BigString completed the acquisition of Email Emissary.  BigString purchased 100% of Email Emissary’s stock for 20,000,000 shares of BigString’s common stock.  BigString acquired Email Emissary to

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2008	December 31, 2007
Computer equipment and internal software	$188,228	$255,171
Furniture and fixtures	5,969	5,969
	194,197	261,140
Less accumulated depreciation	87,967	98,984
	$106,230	$162,156

Depreciation expense for the three months ended March 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through March 31, 2008, was $9,624, $12,963 and $109,757, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of a patent application and trademark, logos, source codes and websites.  Amounts assigned to these intangibles have been determined by management.  Management considered a number of factors in determining the allocations, including an independent formal appraisal.  Other intangibles are being amortized over five years.

Other intangible assets consist of the following:

	March 31, 2008	December 31, 2007
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	613,000	613,000
	5,416,067	5,416,067
Accumulated amortization	3,759,982	3,519,829
	1,656,085	1,896,238
Impairment	415,292	415,292
	$1,240,793	$1,480,946

Amortization expense was $240,153, $270,803 and $3,759,982 for the three months ended March 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through March 31, 2008, respectively.

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

Continuing losses associated with the assets indicated that impairment may exist. The most recent recoverability test for the patent application and trademark assets indicated that the assets were not impaired. In addition, evaluations of fair market value and weighted, discounted cash flows were greater than the carrying value.

In 2007, the recoverability test for the logos, websites and source codes, which primarily include the websites FindItAll, AmericanMoBlog and DailyLOL, indicated impairment. The fair market value, based on weighted, discounted cash

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

flows and disposition values, was not material, and an impairment loss of $415,292 for the carrying amount was recognized.

Estimated remaining amortization expenses for intangible assets are shown for the remainder of 2008 and the next four years, as applicable, as follows:

Estimated
Years Ending	Amortization
December 31,	Expense
2008	$720,461
2009	520,332
$1,240,793

NOTE 6. OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income, interest expense, and other, net.

Interest income was $2,131, $4,156 and $70,454 for the three months ended March 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through March 31, 2008, respectively.

Interest expense consists of interest on convertible debt payable on each anniversary date of the promissory notes and is included in accrued interest. Interest expense was $12,998, $0 and $44,132 for the three months ended March 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through March 31, 2008, respectively

The components of other, net consist of expenses related to the convertible debenture financing, preferred stock financing and warrant and common stock financings and are as follows:

			Period
			October 8, 2003
	Three months ended		(Date of Formation)
	March 31,		Through
	2008	2007	March 31, 2008
Amortization of debt issue costs	$23,589	$-	$116,428
Amortization of promissory note discount	4,779	-	16,443
Amortization of beneficial conversion feature	61,545	-	310,153
Other financing expenses	-	-	509,394
	$89,913	$-	$952,418

For the three months ended March 31, 2008 and 2007, and the period October 8, 2003 (Date of Formation) through March 31, 2008, debt issue costs were $91,706, $0 and $340,645, respectively, and are being amortized over the term of each note, which is three years. Amortization is accelerated for the proportion of promissory notes which are converted in a period. Other financing expenses include $250,000 of stock-based other non-cash compensation for the fair market value of common stock issued for a waiver and release related to the debt financing in 2007.

NOTE 7. INCOME TAXES

BigString adopted the provisions of the FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, BigString recognized no adjustment in the net liability for unrecognized income tax benefits.

BigString participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the period October 8, 2003 (Date of Formation) through March 31, 2008, BigString recorded a net state tax benefit of $258,854 as a result of its sale of $2,442,561 of

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

New Jersey state NOLs and $74,359 of New Jersey state research and development credits. Gross sales proceeds were $294,189. Since New Jersey law provides that NOLs can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey state NOLs in future years.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets include NOL carry forwards and research and development credits. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances for the three months ending March 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through March 31, 2008, have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continues to incur losses.

At March 31, 2008, BigString has available NOL carry forwards of approximately $8.7 million for federal income tax reporting purposes and $6.2 million for state income tax reporting purposes which expire in various years through 2028. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s NOL and research credit carry forwards may be limited, and, as such, BigString’s NOL carry forwards available to offset future federal taxable income may be limited. Similarly, BigString may be restricted in using its research credit carry forwards to offset future federal income tax expense.

NOTE 8. LONG-TERM DEBT

On February 29, 2008, BigString entered into a financing arrangement with several accredited financing parties. Proceeds from the financing will be used to support ongoing operations and the advancement of BigString’s technology, and fund the marketing and the development of its business.

Pursuant to the Subscription Agreement entered into by BigString with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Small Cap Opportunities LP (collectively, the “2008 Subscribers”), the 2008 Subscribers purchased convertible notes in the aggregate principal amount of $700,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 2,333,333 shares of BigString's common stock, resulting in net proceeds of approximately $608,000 after transaction fees of approximately $92,000.  BigString accounted for the convertible notes under SFAS No. 133, and related interpretations including EITF Issue No. 00-19.  Approximately $76,200 of the proceeds was allocated to the warrants based on fair value, and included as additional paid in capital.  Due to the beneficial conversion feature of the convertible notes, $186,660 was included as additional paid in capital based on the conversion discount.

Each convertible note has a term of three years and accrues interest at a rate of six percent (6%) annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.15 per share.  The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time. The warrants have an exercise price of $0.15 per share.

BigString paid Gem Funding LLC (the “Finder”) $56,000 and issued a warrant to purchase 373,333 shares of BigString’s common stock to the Finder on February 29, 2008.  The Finder's warrant is similar to and carries the same rights as the warrants issued to the 2008 Subscribers.

As a result of this financing, the conversion price for the outstanding convertible notes previously issued was adjusted from $0.18 to $0.15.  In addition, the conversion price of the shares of outstanding Series A Preferred Stock was adjusted as provided for in the Certificate of Designations with respect to same.

On May 1, 2007, BigString entered into a financing arrangement with several accredited financing parties. Pursuant to the Subscription Agreement entered into by BigString with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear (collectively, the “2007 Subscribers”), the 2007 Subscribers purchased convertible notes in the aggregate principal amount of $800,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 1,777,779 shares of BigString's common stock, resulting in net proceeds of approximately $551,000 after transaction fees of approximately $249,000.  BigString accounted for the convertible notes under SFAS No. 133, and related interpretations including EITF Issue No. 00-19.  Approximately $31,300 of the proceeds was allocated to the warrants based on fair value, and included as additional paid in capital.  Due to the beneficial conversion feature of the convertible notes, $666,648 was included as additional paid in capital based on the conversion discount.

Each convertible note has a term of three years and accrues interest at a rate of six percent (6%) annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of BigString’s common stock at a conversion price of $0.15 per share, as adjusted.  The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time. The warrants have an exercise price of $0.30 per share.

BigString paid the Finder $64,000 and issued a warrant to purchase 213,333 shares of BigString’s common stock to the Finder on May 1, 2007.  The Finder's warrant is similar to and carries the same rights as the warrants issued to the 2007 Subscribers.

On November 30, 2007, BigString and the 2007 Subscribers entered into a Waiver and Limited Release. As part of the Waiver and Limited Release, the 2007 Subscribers released BigString from liquidated damages relating to the outstanding convertible notes. At the date of the Waiver and Limited Release, BigString had accrued $24,267 in liquidated damages. BigString also granted the 2007 Subscribers 1,000,000 restricted shares of BigString’s common stock. BigString recorded $250,000 of stock-based other non-cash compensation expense related to the debt issue.

NOTE 9. COMMON STOCK

On July 18, 2005, BigString amended its Certificate of Incorporation to, among other things, (i) change its name from Recall Mail Corporation to BigString Corporation, and (ii) increase the number of shares BigString is authorized to issue from 50,000,000 shares to 250,000,000 shares, consisting of 249,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.  The board of directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of BigString’s common stock.  Currently, there are 400,000 shares of preferred stock outstanding.

In October 2003, the month of BigString’s formation, BigString issued 21,210,000 shares of its common stock to principals of BigString at no cost to such principals.

During 2003, BigString concluded a private placement of BigString’s securities, pursuant to which it sold 40,000 shares of its common stock at a per share purchase price of $0.25.  BigString received $10,000 in gross proceeds as a result of this private placement.

During 2004, BigString concluded a private placement of BigString’s securities, pursuant to which it sold 870,000 shares of its common stock at a per share purchase price of $0.25.  BigString received $217,500 in gross proceeds as a result of this private placement.

During 2004, BigString issued 185,000 shares of its common stock valued at $0.21 per share in consideration for consulting services provided by two marketing consultants.  BigString recorded consulting expense of $39,251 in connection with the issuance of these shares. Fair market value was based on most recent private placement per share purchase price and an agreed upon per share purchase price discount.

During 2004, BigString completed the acquisition of Email Emissary for 20,000,000 shares of BigString’s common stock for a purchase price of $4,800,000. Fair market value of $0.24 per share was based on the weighted average private placement per share purchase prices in 2004 and 2003.

During 2005, BigString issued 50,000 shares of its common stock valued at $0.25 per share for business advisory services. Fair market value was based on the concurrent private placement per share purchase price.

For the year ended December 31, 2005, BigString concluded several private placements pursuant to which it sold 922,000 shares of its common stock at a per share purchase price of $0.25 and 9,448,125 shares of its common stock at a per share purchase price of $0.16.  As a result of these private placements, BigString received $1,742,200 in gross proceeds.

On May 2, 2006, BigString issued 1,250,000 shares of its common stock in consideration for business consultant services.  The market value of BigString’s common stock at May 2, 2006 was $0.82 per share.

On May 19, 2006, BigString completed the acquisition of certain assets and issued 750,000 shares of its common stock.  The market value of BigString’s common stock at May 19, 2006 was $0.80 per share.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During 2006, BigString redeemed 2,000,000 shares of its common stock from each of two former directors of BigString, and 2,000,000 shares of its common stock from each of their spouses, at a purchase price of $0.05 per share.

On February 26, 2007, BigString agreed to issue 140,000 shares of its common stock to CEOcast, Inc. in consideration for investor relations services.  The market value of BigString’s common stock at February 26, 2007 was $0.50 per share.

Additionally, on February 26, 2007, BigString agreed to issue 192,000 shares of its common stock to Howard Greene in consideration for public relations services provided by Greene Inc. Communications.  The market value of BigString’s common stock at February 26, 2007 was $0.50 per share.

On May 1, 2007, BigString issued 100,000 shares of its common stock to Jonathan Bomser in consideration for online marketing services provided by CAC, Inc.  The market value of BigString’s common stock at May 1, 2007 was $0.33 per share.

On November 30, 2007, BigString agreed to issue 1,000,000 shares of its common stock to the 2007 Subscribers as part of the Waiver and Limited Release. The market value of BigString’s common stock at November 30, 2007 was $0.25 per share.

During November and December 2007, BigString issued an aggregate 861,111 shares of common stock for the conversion of convertible promissory notes totaling $155,000. The conversion price was $0.18 per share.

On February 8, 2008, BigString issued 111,111 shares of its common stock for the conversion of convertible promissory notes totaling $20,000. The conversion price was $0.18 per share.

NOTE 10. PREFERRED STOCK

On May 19 2006, BigString issued a total of 400,000 shares of Series A Preferred Stock, par value $0.0001 per share, and warrants to purchase 1,000,000 shares of its common stock to Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., for an aggregate purchase price of $2,000,000.  The shares of Series A Preferred Stock are convertible under certain circumstances into shares of BigString’s common stock, and have certain dividend, voting, liquidation and conversion rights.   The warrants are convertible into shares of BigString’s common stock at an exercise price per share of $1.25.  BigString has registered the shares of common stock issuable upon conversion of the shares of Series A Preferred Stock and the shares of common stock underlying the warrants.  In conjunction with this transaction, BigString incurred a fee of $140,000, which is included in additional paid in capital.

BigString accounted for the convertible preferred stock under SFAS No. 133, and related interpretations including EITF Issue No. 00-19.  BigString performed calculations allocating the proceeds of the Series A Preferred Stock with detachable warrants to each respective security at their fair values.  The value of the warrants of $400,000 was recorded as a reduction of the Series A Preferred Stock and credited to additional paid-in-capital.  The recorded discount of $480,000 resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to the preferred stockholders at the date of issuance of the convertible preferred stock.

NOTE 11. SHARE-BASED COMPENSATION

On January 1, 2006, BigString adopted SFAS No. 123(R) requiring the recognition of compensation expense in the consolidated statements of operations related to the fair value of its employee and non-employee share-based options and warrants.  SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) is supplemented by SAB No. 107 and SAB No. 110 which express the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC positions and regulations including the valuation of share-based payment arrangements.

Warrants:

During 2004, BigString granted warrants as payment for advisory services.  The warrants provided for the purchase of 60,000 shares of BigString’s common stock at an exercise price of $0.25.  Certain of these warrants were exercised in 2005, which resulted in 45,000 shares of BigString’s common stock being issued to the holders thereof.  As a result of these exercises, BigString received $11,250 in gross proceeds.  The remainder of these warrants was exercised in 2006, which resulted in 15,000 shares of BigString’s common stock being issued to the holder thereof.  As a result of this exercise, BigString recorded a subscription receivable of $3,750.  In connection with the grant of these warrants, BigString recorded an expense of $3,500 which is included in BigString’s consolidated statement of operations for the

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

year ended December 31, 2004.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.07 per share.

On January 1, 2005, BigString granted warrants to two consultants as payment for advisory services. Each warrant provided for the purchase of 50,000 shares of BigString’s common stock at an exercise price of $0.25 per share.  One of the warrants was exercised in 2006, which resulted in 50,000 shares of BigString’s common stock being issued to the holder thereof.  As a result of this exercise, BigString recorded a subscription receivable of $12,500.  In addition, the other warrant providing for the purchase of 50,000 shares of BigString’s common stock expired on January 1, 2007.  In connection with the grant of these warrants, BigString recorded an expense of $7,400 which is included in BigString’s consolidated statements of operations for the year ended December 31, 2005.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.07 per share.

On September 23, 2005, BigString granted warrants to a consultant, as payment for advisory services. One warrant provides for the purchase of 1,246,707 shares of BigString’s common stock with a per share exercise price of $0.16, and the second warrant provides for the purchase of 1,196,838 shares of BigString’s common stock with a per share exercise price of $0.20.  Each of these warrants is due to expire on September 23, 2010 and each grant is non-forfeitable.  A portion of each warrant, representing 50,000 shares of common stock, was assigned to a third party.  The assigned portions of the warrants were exercised in 2006, which resulted in 100,000 shares of BigString’s common stock being issued to the holder thereof.  As a result of these exercises, BigString received $18,000 in gross proceeds.  In connection with the grant of these warrants, BigString recorded an expense of $171,800 which is included in BigString’s consolidated statements of operations for the year ended December 31, 2005.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:  dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.07 per share.

On May 2, 2006, BigString granted warrants to purchase shares of BigString’s common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc.  A total of $135,300 of the deferred compensation in connection with the warrants is being expensed over a period of 36 months.  For the three months ended March 31, 2008 and 2007, BigString expensed $11,274 and $11,274, respectively, in connection with these services, and the balance of $48,859 of total unrecognized compensation cost is included within paid-in-capital on BigString’s consolidated balance sheet.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.42 and $0.18 per share.

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

As discussed in Note 8, on May 1, 2007, BigString granted warrants to purchase up to 1,991,112 shares of BigString's common stock to the 2007 Subscribers and the Finder.  Each of the warrants has a term of five years from May 1, 2007 and was fully vested on the date of issuance. The warrants are exercisable at $0.30 per share of common stock.  A total of $31,320 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value.

In November 2007, BigString repriced warrants to purchase 1,713,334 shares of common stock previously issued to the 2007 Subscribers, which warrants were subsequently exercised by the 2007 Subscribers at the reduced exercise price.  The exercise price of the repriced warrants was reduced from $0.30 per share to $0.10 per share.  As a result of this repricing, the warrants with an exercise price of $0.30 per share were deemed cancelled and new warrants with an exercise price of $0.10 per share were deemed issued.  In December 2007, five repriced warrants were exercised at the exercise price of $0.10 per share, which resulted in 1,500,001 shares of BigString’s common stock being issued to the holders thereof.  As a result of these exercises, BigString received $150,000 in gross proceeds. In addition, one repriced warrant was exercised in January 2008 at the exercise price of $0.10 per share, which resulted in 213,333 shares of BigString’s common stock being issued to the holder thereof and $21,333 in gross proceeds to BigString. The fair value of the warrants deemed cancelled and deemed issued was estimated on the date of approval by the board of directors of

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BigString using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0% and 0%; expected volatility of 69% and 69%; risk free rate of return of 4% and 3%; and expected life of 4 and 0 years for the deemed cancellation and deemed issue of warrants, respectively.  The weighted average fair value of the deemed cancellation and deemed issue of warrants was $0.11 per share and $0.12 per share, respectively. BigString expensed the net fair value of $19,094 for the year ended December 31, 2007.

As discussed in Note 8, on February 29, 2008, BigString granted warrants to purchase up to 2,706,666 shares of BigString's common stock to the 2008 Subscribers and Finder.  Each of the warrants has a term of five years from February 29, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.15 per share of common stock.  A total of $76,176 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value.

The number of warrants outstanding as of January 1, 2008 and changes to such number during the three months ended March 31, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2008	4,384,656	$0.50	4.3	$211,916
Warrants granted	2,706,666	$0.15
Warrants exercised	(213,333)	$0.10
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at March 31, 2008	6,877,989	$0.37	4.4	$284,206
Warrants exercisable at March 31, 2008	6,877,989	$0.37	4.4	$284,206

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the three months ended March 31, 2008 and 2007 were 2,706,666 and 0, respectively.  For the period October 8, 2003 (Date of Formation) through March 31, 2008, warrants to purchase a total of 10,564,657 shares of BigString’s common stock were granted. The weighted average grant date fair value of warrants granted in the three months ended March 31, 2008 was $0.11 per share.

Warrants exercised during the three months ended March 31, 2008 and 2007 were 213,333 and 0, respectively.  Cash received during the three months ended March 31, 2008 and 2007 from the exercise of warrants was $21,333 and $16,250, respectively.  For the period October 8, 2003 (Date of Formation) through March 31, 2008, a total of 1,923,334 shares of BigString’s common stock was purchased upon the exercise of warrants. The total intrinsic value of warrants exercised in the three months ended March 31, 2008 was $29,867.

During the three months ended March 31, 2008, no warrants were cancelled, forfeited or expired. During the three months ended March 31, 2007, and the period October 8, 2003 (Date of Formation) through March 31, 2008, warrants to purchase a total of 50,000 shares of BigString’s common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. In addition, for the period October 8, 2003 (Date of Formation) through March 31, 2008, warrants to purchase a total of 1,713,334 shares of common stock were cancelled with an aggregate intrinsic value of $0 at the date of cancellation.

Equity Incentive Plan and Stock Options Issued to Consultant:

At the 2006 annual meeting of stockholders of BigString, the BigString Corporation 2006 Equity Incentive Plan (the “Equity Incentive Plan”) was adopted and approved by a majority of BigString’s stockholders.  Under the Equity Incentive Plan, incentive and nonqualified stock options and rights to purchase BigString’s common stock may be granted to eligible participants.  Options are generally priced to be at least 100% of the fair market value of BigString’s common stock at the date of the grant.  Options are generally granted for a term of five or ten years.  Options granted under the Equity Incentive Plan generally vest between one and five years.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 11, 2006, BigString approved the grant of a non-qualified stock option to purchase 575,100 shares of BigString’s common stock to Kieran Vogel in connection with his participation in OurPrisoner, the interactive Internet television program on the entertainment portal operated by BigString’s wholly-owned subsidiary, BigString Interactive. As of December 16, 2006, Mr. Vogel completed his obligation in connection to provide his participation in the OurPrisoner program and subsequently entered into a contractual relationship with BigString.  The non-qualified stock option has a term of five years from July 11, 2006 and an exercise price of $0.32 per share.  For the year ended December 31, 2006, BigString recorded a consulting expense of $47,775 in connection with the contractual relationship between Mr. Vogel and BigString.

On July 11, 2006, BigString granted incentive stock options to purchase 2,620,000 shares of BigString’s common stock under its Equity Incentive Plan to certain of BigString’s employees.  Incentive stock options to purchase 1,450,000 shares of BigString’s common stock were granted at an exercise price of $0.32 per underlying share with 25% vesting every three months for one year, and incentive stock options to purchase 1,170,000 shares of BigString’s common stock were granted at an exercise price of $0.50 per underlying share with vesting over periods of three and four years.  In addition, non-qualified stock options to purchase 600,000 shares of BigString’s common stock were granted to two non-employee directors at an exercise price of $0.50 per underlying share with vesting over a period of three years.

On September 18, 2006, BigString granted an incentive stock option to purchase 1,800,000 shares of BigString’s common stock under its Equity Incentive Plan to BigString’s newly appointed Executive Vice President, Chief Financial Officer and Treasurer.  When vested, 400,000 shares of BigString’s common stock will be eligible for purchase at the per share price equal to $0.24; 600,000 shares of BigString’s common stock will be eligible for purchase at $0.50 per share; 400,000 shares of BigString’s common stock will be eligible for purchase at $.90 per share; and 400,000 shares of BigString’s common stock will be eligible for purchase at $1.25 per share. The incentive stock option vests quarterly over a three year period, and the shares of BigString’s common stock subject to the incentive stock option will vest in order of exercise price, with the shares with the lower exercise price vesting first.

On November 14, 2007, BigString granted incentive stock options to purchase 1,275,000 shares of BigString’s common stock under its Equity Incentive Plan to certain of BigString’s employees.  Incentive stock options were granted at an exercise price of $0.18 per underlying share with 25% vesting every three months for one year.  In addition, non-qualified stock options to purchase 800,000 shares of BigString’s common stock were granted to three non-employee directors at an exercise price of $0.18 per underlying share with 25% vesting every three months for one year.

For the three months ended March 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through March 31, 2008, BigString recorded stock-based option compensation expense of $106,410, $20,157 and $279,647, respectively.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures. For three months ended March 31, 2008, revisions based on actual forfeitures were an expense of $82,905.

The number of stock options outstanding as of January 1, 2008 and changes to such number during the three months ended March 31, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2008	7,150,100	$0.41	7.7	$221,575
Options granted	800,000	$0.22
Options exercised	-	$-
Options cancelled/forfeited/expired	(1,000,000)	$0.28
Options outstanding at March 31, 2008	6,950,100	$0.41	7.4	$105,825
Options exercisable at March 31, 2008	3,631,350	$0.31	4.6	$26,456

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Options granted during the three months ended March 31, 2008 and 2007 were 800,000 and 0, respectively.  For the period October 8, 2003 (Date of Formation) through March 31, 2008, options to purchase a total of 8,470,100 shares of BigString’s common stock were granted. The weighted average grant date fair value of options granted in the three months ended March 31, 2008 was $0.10 per share.

No options were exercised, and no cash received from option exercises and purchases of shares for the three months ended March 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through March 31, 2008. The total tax benefit attributable to options exercised in the three months ended March 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through March 31, 2008 was $0.

During the three months ended March 31, 2008 and 2007, and the period October 8, 2003 (Date of Formation) through March 31, 2008, options to purchase a total of 1,000,000, 5,000 and 1,520,000 shares of BigString’s common stock, respectively, were forfeited or expired with an aggregate intrinsic value of $0 at the date of expiration.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB No. 107 and SAB No. 110.  Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.  BigString has limited relevant historical information to support the expected exercise behavior because BigString’s common stock has been publicly traded only since May 1, 2006.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	3%	-%
Expected volatility	98%	-%
Expected life (in years)	2	-
Dividend yield	-	-

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services.  In consideration for services performed, BigString agreed to issue to Howard Greene 140,000 shares of its common stock in April, 2005 and 192,000 shares of its common stock in February, 2007.  Total public relation expenses, including the services of Greene Inc. Communications, were $24,297 and $12,708 for the three months ended March 31, 2008 and 2007, respectively, and $170,745 for the period October 8, 2003 (Date of Formation) through March 31, 2008. Share-based compensation for the period October 8, 2003 (Date of Formation) through March 31, 2008 was $96,000.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc.  In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (1) 1,250,000 shares of its common stock, (2) a fully vested, five year warrant to purchase 225,000 shares of its common stock at a per share purchase price of $0.48, and (3) a fully vested, five year warrant to purchase 225,000 shares of its common stock at a per share purchase price of $1.00.  BigString incurred corresponding non-cash expenses of $96,691,

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$96,691 and $741,301 for the three months ended March 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through March 31, 2008, respectively.

On February 28, 2008, BigString signed a three month, renewable, consulting agreement with OTC Financial Network, a division of National Financial Communications Corp. to provide investor relations services. Expenses for the three months ended March 31, 2008 were $5,000.

On March 18, 2008, BigString signed a month-to-month consulting agreement with Jayson Marketing Group, Inc. to provide public relations and event marketing services. Expenses for the three months ended March 31, 2008 were $9,000.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising revenues, to its marketing affiliates.  As of March 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through March 31, 2008, these commitments were not material to BigString.

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

As of March 31, 2008, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about BigString Corporation’s (“BigString”) financial condition and results of operations for the three months ended March 31, 2008 and 2007.  This information should be read in conjunction with BigString’s consolidated financial statements for the three months ended March 31, 2008 and 2007, and the period October 8, 2003 (Date of Formation) through March 31, 2008, including the related notes thereto, which are included on pages 1 through 21 of this report.

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

Development Stage Company

BigString is considered a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Companies,” issued by the Financial Accounting Standards Board (the “FASB”).  BigString has limited revenue to date and continues to raise capital. There is no assurance that ultimately BigString will achieve a profitable level of operations.

Overview

BigString is a technology firm with a global client base, focused on providing a superior online communications experience for its users. BigString’s goal is to make Internet communication more efficient, reliable and valuable, while protecting individual privacy and proprietary information.  BigString has developed innovative messaging services that allow users to easily send, recall, erase, self-destruct and secure electronic messages.

BigString’s innovations in recallable, erasable email provide a new level of privacy and security for those who wish to protect their proprietary information and manage their digital rights.  BigString serves three main email markets: free and paid email accounts for individuals, professional business email solutions, and email marketing services. BigString 3.0 email provides, at no cost to its users, advanced spam filters, virus protection and large-storage, web-based email accounts with features similar to those offered by AOL®, Yahoo®, Hotmail®, Google®, Verizon® and Comcast®. In addition to the equivalent features provided by competitors, BigString 3.0 offers erasable, recallable and self-destructing applications, non-printable and non-forwardable emails, set time or number of views (including ‘view-once’) and masquerading to protect the sender’s privacy and security. BigString 3.0 also allows a sender to view tracking reports that indicate when emails were opened by the recipient and how many times they were viewed.  Senders can add, change and/or delete attachments before or after a recipient opens the email.  In addition, BigString 3.0 allows senders to direct emails to disintegrate in front of their recipient’s eyes and allows senders to create, save and send self-destructing video email.

Building on the vast popularity of the social networking sites such as Facebook®, MySpace®, Friendster® and LinkedIn®, BigString’s social networking applications allow users to easily send and receive messages, notifications, email and videos that self-destruct on command. These rapidly growing, adjacent markets offer BigString the opportunity to leverage its capabilities in messaging and streaming audio and video to create complementary messaging applications. BigString’s development efforts are focused to address security and privacy gaps in social networking messaging applications.

BigString recently unveiled a new self-destructing, instant messaging technology that enables users to send instant messages (“IM”) that self-destruct after being sent. Currently available as a web version or a free plug-in for AOL’s AIM™, BigStringIM prevents logging, saving or screen printing to address security and privacy gaps in the large, growing instant messaging market. BigString’s development efforts are focused on providing IM security and privacy to users across multiple, IM platforms.

Index

BigString also provide hosting, private label, and co-branded solutions. Web publishers and content sites may offer BigString’s messaging services to their existing registered member base as well as all future members that register. The web publishers and content sites are responsible for marketing. BigString receives advertising revenue associated with these marketing affiliations and may also receive premium fees when registered members upgrade service.  In conjunction with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of revenue, to its marketing affiliates.

In order for BigString to grow its business and increase its revenue, it is critical for BigString to attract and retain new customers.  For BigString to increase its revenue, BigString needs to establish a large customer base.  A large customer base of free email and messaging services provides BigString with more opportunities to sell its premium services, which could result in increased revenue.  In addition, a large customer base may allow BigString to increase its advertising rates and attract other Internet based advertising and marketing firms to advertise and form marketing affiliations with BigString, which could result in increased advertising and product fee revenues.

BigString’s marketing efforts focus on increasing brand awareness and consumer adoption of its messaging products. Promotions included email tag lines, organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, and radio. BigString has also developed product packages which may help BigString in achieving critical mass, including hosting, private label, and co-branded solutions, email marketing services and a video alliance program. From March 31, 2007 to March 31, 2008, registrations for BigString’s email services have increased as follows:

Product	Growth
BigString Free Email	120%
BigString Premium Email	32%
BigString Business Email	120%
Account registrations	119%

BigString’s social network messaging and instant messaging services were introduced in November 2007 and April 2008, respectively, and comparisons over the prior year period are not applicable.

BigString currently markets to Internet users who seek to utilize the Internet as their source for email and messaging services.  Generally, BigString products and services can be readily accessed through the Internet and thus from virtually anywhere where the Internet is accessible.  Email users can access BigString’s English language site, www.BigString.com, on a global basis, 24 hours a day.  As of March 31, 2008, BigString email visitors accessed www.BigString.com from 207 countries/territories, compared to 190 countries/territories as of December 31, 2007, 111 countries/territories as of March 31, 2007 and 60 countries/territories as of December 31, 2006.  The top five countries by visits to www.BigString.com are as follows: United States 62%, United Kingdom 7%, Canada 6%, India 4%, and Australia 2%, followed by Germany, Italy, Philippines, Brazil and Malaysia.

Certain criteria BigString reviews to measure its performance are set forth below:

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

Index

Critical Accounting Policies

BigString’s discussion and analysis of financial condition and results of operations are based upon BigString’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires BigString to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, BigString evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation.  BigString bases its estimates on historical expenses and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

BigString believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition.  BigString derives revenue from online services, electronic commerce, advertising and data network services.  BigString also derives revenue from marketing affiliations.  BigString recognizes revenue in accordance with the guidance contained in the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”

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

Stock-Based Compensation.    Effective January 1, 2006, BigString accounts for stock-based compensation under SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  BigString adopted SFAS No. 123(R) using the modified prospective method.  Under this method, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date of SFAS No. 123(R).  Additionally, compensation costs for the portion of the awards outstanding as of the required effective date of SFAS No. 123(R), for which the requisite service has not been rendered, are being recognized as the requisite service is rendered after the required effective date of SFAS No. 123(R).  The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123, “Accounting for Stock Based Compensation.”  Changes to the grant-date fair value of equity awards granted before the required effective date of SFAS No. 123(R) are precluded.  The compensation cost for those earlier awards is attributed to periods beginning on or after the required effective date of SFAS No. 123(R) using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur was not continued.

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

Index

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

Accounting for Derivatives.  BigString evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS No. 133 and related interpretations including EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Results of Operations

For the Three Months Ended March 31, 2008 and 2007

Net Loss.  For the three months ended March 31, 2008, net loss was $833,378, as compared to a net loss of $781,486 for the three months ended March 31, 2007. The $51,892 increase in net loss was primarily attributable to a $104,936 increase in other income (expense) related to interest and amortization expenses on convertible promissory notes.

Revenues.  For the three months ended March 31, 2008, revenues were $9,698, a $77 decrease from revenues of $9,775 earned in the three months ended March 31, 2007.  Of the revenues generated for the three months ended March 31, 2008, $5,273 was generated from product and service fees and $4,425 was generated from advertisers, as compared to $5,398 from product and service fees and $4,377 from advertisers for the three months ended March 31, 2007.

During the three months ended March 31, 2008, BigString offered three products for purchase: premium upgrades for individual accounts; professional business email solutions; and email marketing services. BigString also charged development fees for its private label services. Pre-paid purchases are deferred and recognized as revenues as the services are performed. Total fees decreased by 13% while the average fee per account increased by 58% for the three months ended March 31, 2008 over the comparable period in 2007.

At March 31, 2008, unearned revenue from product and service fees increased 31% to $12,191 from $9,288 at December 31, 2007.

BigString’s advertising revenues are paid based on a mix of impressions, clicks and actions.  On a normalized impression basis, the average revenue per paid-impression for the three months ended March 31, 2008 decreased by 2% from BigString’s baseline established in January 2007.

Operating Expenses.  For the three months ended March 31, 2008, operating expenses were $742,296, a $53,121 decrease from operating expenses of $795,417 incurred in the three months ended March 31, 2007. Operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, for the three months ended March 31, 2008 were $289,418, a $468 decrease from the same prior year period.

•
Cost of revenues: Cost of revenues for the three months ended March 31, 2008 were $21,240, as compared to $43,324 for the same prior year period.  The $22,084 decrease in cost was primarily attributable to a reduction in staffing and associated overhead expenses.

•
Research and development: Research and development expenses for the three months ended March 31, 2008 were $130,130, as compared to $139,097 for the same prior year period.  The $8,967 decrease in expenses was primarily attributable to a reduction in development staffing and associated overhead costs.

•
Sales and marketing: Sales and marketing expenses for the three months ended March 31, 2008 were $32,649, as compared to $66,946 for the same prior year period.  The $34,297 decrease in expenses was primarily attributable to a decrease in advertising expenses of $21,543 and a reduction in staffing and

Index

associated overhead expenses, partially offset by increased public relations and marketing expenses of $13,862.

•
General and administrative: General and administrative expenses for the three months ended March 31, 2008 were $318,124, as compared to $275,247 for the same prior year period.  The $42,877 increase in expenses was primarily attributable to an expense of $82,905 for revisions based on actual forfeitures of option grant estimates under SFAS No. 123(R), partially offset by a reduction in legal fees, staffing and associated overhead expenses.

•
Amortization: Amortization expenses for the three months ended March 31, 2008 were $240,153, as compared to $270,803 for the same prior year period.  The $30,650 decrease in expense was primarily attributable to the 2007 impairment of intangible assets related to FindItAll, AmericanMoBlog and DailyLOL.

Other income (expense).  For the three months ended March 31, 2008, other expenses were $100,780, a $104,936 increase over other income of $4,156 in three months ended March 31, 2007.

•	Interest income: Interest income for the three months ended March 31, 2008 was $2,131, as compared to $4,156 for the same prior year period. The $2,025 decrease was primarily due to lower rates.

•
Interest expense: Interest expense for the three months ended March 31, 2008 was $12,998, as compared to $0 for the same prior year period. Interest expense consists of accrued interest on convertible promissory notes.

•
Other, net: Other, net expenses for the three months ended March 31, 2008 were $89,913, as compared to $0 for the same prior year period. The increase was primarily due to the February 29, 2008 and May 1, 2007 convertible note and warrant financings, including amortization of debt issue costs of $23,589, amortization of promissory note discount of $4,779 and amortization of beneficial conversion features of $61,545. For the three months ended March 31, 2008, debt issue costs were $91,706 and are being amortized over the term of the convertible notes, which is three years. Amortization is accelerated for the proportion of promissory notes which are converted in a period.

Income Taxes.  For the three months ended March 31, 2008 and 2007, BigString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

•
At March 31, 2008, BigString has available net operating loss carry forwards of approximately $8.7 million for federal income tax reporting purposes and $6.2 million for state income tax reporting purposes which expire in various years through 2027. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, BigString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

Liquidity and Capital Resources

BigString’s operating and capital requirements have exceeded its cash flow from operations as BigString has been building its business.  Since inception through March 31, 2008, BigString has expended $4,605,027 for operating and investing activities, which has been primarily funded by investments of $5,191,533 from BigString’s stockholders and convertible note and warrant holders.  For the three months ended March 31, 2008, BigString expended $432,860 for operating and investing activities, an increase of $105,609 from the amount expended during the three months ended March 31, 2007.

BigString’s cash balance as of March 31, 2008 was $586,506, which was an increase of $288,473 from the cash balance of $298,033 as of December 31, 2007.  This increase to the cash balance was related to $721,333 raised through the exercise of warrants and private placement of convertible notes and warrants, and a sale of property and equipment. These cash inflows were partially offset by operating outlays of $482,860 primarily associated with the development of products and services, marketing and professional fees.

Management believes BigString’s current cash balance of $345,177 at May 12, 2008 is not sufficient to fund the minimum level of operations for the next twelve months.

BigString’s consolidated financial statements beginning on page 2 have been prepared assuming BigString will continue as a going concern.  As more fully explained in Note 2 to BigString’s consolidated financial statements,

Index

BigString has a working capital deficit and has incurred losses since operations commenced.  BigString’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as BigString continues to incur losses.  These uncertainties raise substantial doubt about BigString’s ability to continue as a going concern.  BigString’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should BigString be unable to continue as a going concern.

On February 29, 2008, BigString entered into a financing arrangement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Small Cap Opportunities LP (collectively, the “2008 Subscribers”), pursuant to which the 2008 Subscribers purchased convertible notes in the aggregate principal amount of $700,000, which notes are convertible into shares of BigString’s common stock and warrants to purchase up to 2,333,333 shares of BigString's common stock. Each convertible note has a term of three years and accrues interest at a rate of six percent (6%) annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of BigString’s common stock at a conversion price of $0.15 per share.  The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time. The warrants have an exercise price of $0.15 per share.

If the revenue from BigString’s operations are not adequate to allow BigString to pay the principal and interest on the outstanding convertible notes, and the convertible notes are not converted into shares of common stock, BigString will seek additional equity financing and/or debt financing.  It is also possible that BigString will seek to borrow money from traditional lending institutions, such as banks.

BigString has completed significant development of its email and messaging services and has made adjustments to its cost structure, such as the elimination of expenses associated with the production of OurPrisoner and the reduction of a portion of compensation costs associated with development.  BigString has also reduced general expenses such as rent and other discretionary expenses. As discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations, operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, were $289,418 for the three months ended March 31, 2008.

BigString expects to continue development of its messaging, email and related product and service offerings. BigString also expects sales, marketing and advertising expenses and cost of revenues to increase as BigString promotes and grows its product and service offerings.  However, if revenue and cash balances are insufficient to fund the continued growth of its business, BigString will seek additional funds.  There can be no assurance that such funds will be available to BigString or that adequate funds for its operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to BigString.  Failure to obtain adequate additional financing may require BigString to delay or curtail some or all of its business efforts and could cause BigString to seek bankruptcy protection. Any additional equity financing may involve substantial dilution to BigString’s then-existing stockholders.

BigString’s officers and directors have not, as of the date of this filing, loaned any funds to BigString. There are no formal commitments or arrangements to advance or loan funds to BigString or repay any such advances or loans.

Index

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

BigString is a smaller reporting company and is therefore not required to provide this information.

Item 4T.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, BigString carried out an evaluation of the effectiveness of the design and operation of BigString’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of BigString’s management, including BigString’s President and Chief Executive Officer and BigString’s Chief Financial Officer, who concluded that BigString’s disclosure controls and procedures are effective.  There has been no change in BigString’s internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BigString’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in BigString’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in BigString’s reports filed under the Exchange Act is accumulated and communicated to management, including BigString’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

BigString is not a party to, and none of its property is the subject of, any pending legal proceedings. To BigString’s knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.	Risk Factors

BigString is a smaller reporting company and is therefore not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item with respect to sales of unregistered securities has been previously disclosed by BigString in its Current Report on Form 8-K which was filed with the SEC on March 6, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BigString Corporation
Registrant

Dated:	May 14, 2008	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 14, 2008	/s/ Robert S. DeMeulemeester
Robert S. DeMeulemeester
Chief Financial Officer
(Principal Financial and Accounting Officer)

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

Index

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

Index

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