Form 10-Q
period 2008-06-30
BigString CORP
filed 2008-08-14
CIK 1335282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

______________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of Common Stock outstanding at August 12, 2008:

Common Stock, par value $0.0001 per share	52,244,394
(Class)	(Number of Shares)

Index

BIGSTRING CORPORATION

INDEX TO FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Consolidated Balance Sheets (unaudited) as of June 30, 2008 and December 31, 2007	2

	Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008	3

	Consolidated Statements of Stockholders’ Equity (unaudited) for the Six Months Ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008	4

	Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T.	Controls and Procedures	30

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Index of Exhibits		E-1

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund the company’s operations, the competitive market in which the company operates, the efficient and uninterrupted operation of the company’s computer and communications systems, the company’s ability to generate a profit and execute the company’s business plan, the retention of key personnel, the company’s ability to protect and defend intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission (the “SEC”) from time to time, including the company’s registration statement on Form SB-2 (Registration No. 333-143793), filed with the SEC on June 15, 2007, and the subsequent amendments and supplements thereto.

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

The results of operations for the three and six months ended June 30, 2008 and 2007, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$173,415	$298,033
Accounts receivable - net of allowance of $10 and $90	1,662	2,609
Prepaid expenses and other current assets	9,239	8,039
Total current assets	184,316	308,681
Property and equipment - net	95,696	162,156
Intangible assets - net	1,000,640	1,480,946
Other assets	200,370	156,100
TOTAL ASSETS	$1,481,022	$2,107,883

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$236,900	$282,524
Accrued expenses	45,445	52,642
Unearned revenue	5,177	9,288
Accrued interest	20,250	31,134
Total current liabilities	307,772	375,588
Long term liabilities:
Long-term debt	758,136	207,304
TOTAL LIABILITIES	1,065,908	582,892

Stockholders' equity:
Preferred stock, $.0001 par value - authorized 1,000,000 shares; outstanding 400,000 and 400,000 shares, respectively	40	40
Common stock, $.0001 par value - authorized 249,000,000 shares; outstanding 51,344,394 and 50,728,237 shares, respectively	5,134	5,073
Additional paid in capital	12,650,433	11,924,977
Deficit accumulated during the development stage	(12,240,493)	(10,405,099)
Total stockholders' equity	415,114	1,524,991
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,481,022	$2,107,883

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)
					Period
					October 8, 2003
	For the Three Months Ended		For the Six Months Ended		(Date of Formation)
	June 30,		June 30,		Through
	2008	2007	2008	2007	June 30, 2008
Operating revenues	$12,646	$9,412	$22,344	$19,187	$90,303
Operating expenses:(1)
Cost of revenues	18,356	25,796	39,596	69,120	452,450
Research and development	125,430	118,290	255,560	257,387	1,850,288
Sales and marketing	109,569	136,793	142,218	203,739	930,726
General and administrative	411,328	319,676	729,453	594,923	3,424,839
Amortization of intangibles	240,153	270,803	480,306	541,606	4,000,134
Impairment of assets	-	-	-	-	415,292
Total operating expenses	904,836	871,358	1,647,133	1,666,775	11,073,729
Loss from operations	(892,190)	(861,946)	(1,624,789)	(1,647,588)	(10,983,426)
Other income (expense):(1)
Interest income	1,241	5,314	3,372	9,470	71,695
Interest expense	(19,875)	(8,000)	(32,873)	(8,000)	(64,007)
Other, net	(91,191)	(48,210)	(181,104)	(48,210)	(1,043,609)
Total other income (expenses)	(109,825)	(50,896)	(210,605)	(46,740)	(1,035,921)
Loss before income tax benefit	(1,002,015)	(912,842)	(1,835,394)	(1,694,328)	(12,019,347)
Income tax benefit	-	-	-	-	258,854
Net loss	$(1,002,015)	$(912,842)	$(1,835,394)	$(1,694,328)	$(11,760,493)
Net loss per common share calculation:
Net loss	$(1,002,015)	$(912,842)	$(1,835,394)	$(1,694,328)
Imputed dividend on preferred shares	-	-	-	-
Net loss attributable to common shareholders	$(1,002,015)	$(912,842)	$(1,835,394)	$(1,694,328)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	51,248,225	47,334,158	51,124,910	47,198,108

(1)Stock-based and other non-cash compensation by function above:
Cost of revenues	$-	$-	$-	$903	$5,653
Research and development	16,372	10,770	61,885	21,832	132,268
Sales and marketing	-	23,023	-	117,159	222,725
General and administrative	158,118	138,554	315,706	254,218	1,274,773
Other, net	-	-	-	-	269,094
Total stock-based and other non-cash compensation	$174,490	$172,347	$377,591	$394,112	$1,904,513

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

(Continued)

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings

Balance, December 31, 2007	1,524,991	400,000	40	50,728,237	5,073	11,924,977	-	(10,405,099)
Exercise of warrants (at $0.10 per share)	21,333	-	-	213,333	21	21,312	-	-
Issuance of common stock for conversion of promissory notes (at $0.18 per share)	20,000	-	-	111,111	11	19,989	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	76,176	-	-	-	-	76,176	-	-
Beneficial conversion feature of promissory notes	186,660	-	-	-	-	186,660	-	-
Stock-based compensation expense	377,591	-	-	-	-	377,591	-	-
Issuance of common stock for accrued interest (at $0.15 per share)	43,757	-	-	291,713	29	43,728	-	-
Net loss	(1,835,394)	-	-	-	-	-	-	(1,835,394)
Balance, June 30, 2008	$415,114	400,000	$40	51,344,394	$5,134	$12,650,433	$-	$(12,240,493)

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)
			Period
			October 8, 2003
	For the Six Months Ended		(Date of Formation)
	June 30,		Through
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(1,835,394)	$(1,694,328)	$(11,760,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	19,164	25,926	119,297
Gain on sale of property and equipment	(3,513)	-	(3,513)
Amortization of intangibles	480,306	541,606	4,000,135
Amortization of other assets	47,436	9,434	140,275
Impairment of assets	-	-	415,092
Accretion for beneficial conversion feature and discount on notes	133,668	38,776	393,940
Stock-based compensation	377,591	394,112	1,635,419
Other non-cash compensation	-	-	269,094
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	947	(47)	(1,662)
(Increase) in prepaid expenses and other assets	(92,906)	(171,655)	(349,884)
(Decrease) increase in accounts payable	(45,624)	94,649	236,900
(Decrease) increase in accrued expenses and other liabilities	(18,081)	(101,579)	62,629
(Decrease) increase in unearned revenue	(4,111)	9,501	5,177
Net cash used in operating activities	(940,517)	(853,605)	(4,837,394)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(262,290)
Sale of property and equipment	50,809	-	50,809
Acquisitions	-	-	(13,000)
Net cash provided by (used in) investing activities	50,809	-	(224,481)
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	700,000	800,000	1,500,000
Proceeds from issuance of preferred stock, net	-	-	1,860,000
Proceeds from exercise of common stock warrants and issuance of common stock	65,090	16,250	2,275,290
Payments for redemption of common stock	-	-	(400,000)
Net cash provided by financing activities	765,090	816,250	5,235,290
Net (decrease) increase in cash	(124,618)	(37,355)	173,415
Cash and cash equivalents - beginning of period	298,033	517,074	-
Cash and cash equivalents - end of period	$173,415	$479,719	$173,415

Supplementary information:
Cash paid during the periods for:
Acquisitions	$-	$-	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	-	-	5,416,067
Common stock issued to effect acquisition	$-	$-	$5,400,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$20,000	$-	$175,000
Common stock issued for services	$170,834	$331,250	$991,028
Common stock options issued for services	184,209	40,314	357,446
Common stock warrants issued for services	22,548	22,548	286,945
Total stock-based compensation:	377,591	394,112	1,635,419
Issue of warrants, net	-	-	19,094
Issuance of common stock for waiver and release	-	-	250,000
Total other non-cash compensation	-	-	269,094
Total stock-based and other non-cash compensation	$377,591	$394,112	$1,904,513

See notes to unaudited consolidated financial statements.

Index
 BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND THE PERIOD OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH JUNE 30, 2008

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2008, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by BigString and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CASH EQUIVALENTS

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased.  At June 30, 2008 and December 31, 2007, cash equivalents approximated $149,000 and $296,000, respectively.

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

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay.  Allowances at June 30, 2008 and December 31, 2007 were $10 and $90, respectively.

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

All research and development for the three and six months ended June 30, 2008 and 2007 was performed internally for the benefit of BigString.  BigString does not perform such activities for others.

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

DEFERRED FINANCING COSTS

Costs incurred in raising debt were deferred and amortized in other income (expense) over the term of the related debt. BigString issued convertible notes in February 2008 and May 2007 and incurred issuance costs of $91,706 and $248,939, respectively, which are being amortized over the term of the convertible notes. Amortization expense related to these costs is included in other, net in the consolidated statements of operations and was $23,847 and $9,434 for the three months ended June 30, 2008 and 2007, respectively, and $140,275 for the period October 8, 2003 (Date of Formation) through June 30, 2008.

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

BigString issues shares of common stock to non-employees as stock-based compensation.  BigString accounts for the services using the fair market value of the consideration issued, generally measured at the closing price of BigString’s common stock on the date of the agreement.  For the three months ended June 30, 2008 and 2007, BigString recorded compensation expense of $85,417 and $140,916, respectively, in connection with the issuance of shares of common stock to non-employees.  For the six months ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008, BigString recorded compensation expense of $170,834, $331,250 and $991,028,

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

respectively, in connection with the issuance of shares of common stock to non-employees. For the period October 8, 2003 (Date of Formation) through June 30, 2008, BigString also recorded $250,000 other non-cash compensation expense for shares of common stock issued to non-employees.

BigString issues stock purchase warrants to non-employees as stock-based compensation.  The fair value of each stock purchase warrant is estimated on the date of grant using the Black-Scholes option-pricing model.  For the three months ended June 30, 2008 and 2007, BigString recorded compensation expenses of $11,274 and $11,274, respectively, associated with issuances of stock purchase warrants.  For the six months ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008, BigString recorded compensation expense of $22,548, $22,548 and $286,945, respectively, in connection with the issuance of stock purchase warrants for services. For the period October 8, 2003 (Date of Formation) through June 30, 2008, BigString also recorded $19,094 other non-cash compensation expense, net for the cancellation and issue of warrants.

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. BigString has also granted nonqualified stock options to one non-employee vendor. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  For the three months ended June 30, 2008 and 2007, BigString recorded compensation expense of $77,799 and $20,157, respectively.  For the six months ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008, BigString recorded compensation expense of $184,209, $40,314 and $357,446, respectively.  BigString did not grant stock options prior to 2006.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for BigString on January 1, 2009 and will require retroactive disclosure. BigString is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  BigString is currently evaluating the impact of adopting SFAS No. 162 on its consolidated financial position, cash flows and results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for BigString on January 1, 2009 and will require retroactive disclosure. BigString is currently evaluating the impact of adopting FSP APB 14-1 on its consolidated financial position, cash flows and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets BigString acquires.

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

NOTE 2. GOING CONCERN

For the six months ended June 30, 2008, BigString’s consolidated financial statements reflect a net loss of $1,835,394, net cash used in operations of $940,517, a working capital deficit of $123,456, a stockholders’ deficit accumulated during the development stage of $12,240,493 and a cumulative net loss of $11,760,493.  These matters raise doubt about the ability of BigString to continue as a going concern.  BigString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2008	December 31, 2007
Computer equipment and internal software	$186,609	$255,171
Furniture and fixtures	5,969	5,969
	192,578	261,140
Less accumulated depreciation	96,882	98,984
	$95,696	$162,156

Depreciation expense for the three months ended June 30, 2008 and 2007 was $9,539 and $12,963, respectively. For the six months ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008, depreciation expense was $19,164, $25,926 and $119,297, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of a patent application and trademark, logos, source codes and websites.  Amounts assigned to these intangibles have been determined by management.  Management considered a number of factors in determining the allocations, including an independent formal appraisal.  Other intangibles are being amortized over five years.

Other intangible assets consist of the following:

	June 30, 2008	December 31, 2007
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	197,708	197,708
	5,000,775	5,000,775
Accumulated amortization	4,000,135	3,519,829
	$1,000,640	$1,480,946

Amortization expense for the three months ended June 30, 2008 and 2007 was $240,153 and $270,803, respectively.  For the six months ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008, amortization expense was $240,153, $270,803 and $4,000,135, respectively.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In 2007, the recoverability test for the logos, websites and source codes, which primarily include the websites FindItAll, AmericanMoBlog and DailyLOL, indicated impairment. The fair market value, based on weighted, discounted cash flows and disposition values, was not material, and an impairment loss of $415,292 for the carrying amount was recognized.

In June 2008, BigString entered into an asset purchase agreement to sell FindItAll and AmericanMoBlog for a nominal fee and 20,000,000 shares of common stock in FindItAll, Inc. The shares and fee were received in July 2008. Accordingly, BigString recorded a receivable and recorded a gain on sale of intangible assets of $3,100. Fair market value was determined using the cost method of investment because BigString has determined that this is a passive investment in a non-marketable equity and BigString does not have significant influence over the company.

Estimated remaining amortization expenses for intangible assets are shown for the remainder of 2008 and the next four years, as applicable, as follows:

Estimated
Years Ending	Amortization
December 31,	Expense
2008	$480,308
2009	520,332
$1,000,640

NOTE 6. OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income, interest expense, and other, net.

Interest income was $1,241 and $5,314 for the three months ended June 30, 2008 and 2007, respectively. Interest income was $3,372, $9,470 and $71,695 for the six months ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008, respectively.

Interest expense consists of interest on convertible debt payable on each anniversary date of the promissory notes and is included in accrued interest. Interest expense was $19,875 and $8,000 for the three months ended June 30, 2008 and 2007, respectively. Interest expense was $32,873, $8,000 and $64,007 for the six months ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008, respectively.

The components of other, net consist of expenses related to the convertible debenture financing, preferred stock financing and warrant and common stock financings and are as follows:

					Period
					October 8, 2003
	For the Three Months Ended		For the Six Months Ended		(Date of Formation)
	June 30,		June 30,		Through
	2008	2007	2008	2007	June 30, 2008
Amortization of debt issue costs	$23,847	$9,434	$47,436	$9,434	$140,275
Amortization of promissory note discount	8,388	1,740	13,167	1,740	24,831
Amortization of beneficial conversion feature	58,956	37,036	120,501	37,036	369,109
Other financing expenses	-	-	-	-	509,394
	$91,191	$48,210	$181,104	$48,210	$1,043,609

Debt issue costs for the February 2008 and May 2007 financings were $91,706 and $248,939, respectively, and are being amortized over the term of each note, which is three years. Amortization is accelerated for the proportion of promissory notes which are converted in a period.

Other financing expenses include $250,000 of stock-based other non-cash compensation for the fair market value of common stock issued for a waiver and release related to the debt financing in 2007.

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES

BigString adopted the provisions of the FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, BigString recognized no adjustment in the net liability for unrecognized income tax benefits.

BigString participated in the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program (the “Program”), which allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the period October 8, 2003 (Date of Formation) through June 30, 2008, BigString recorded a net state tax benefit of $258,854 as a result of its sale of $2,442,561 of New Jersey state NOLs and $74,359 of New Jersey state research and development credits. Gross sales proceeds were $294,189. Since New Jersey law provides that NOLs can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey state NOLs in future years.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets include NOL carry forwards and research and development credits. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances for the three and six months ending June 30, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through June 30, 2008, have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continues to incur losses.

At June 30, 2008, BigString has available NOL carry forwards of approximately $8.5 million for federal income tax reporting purposes and $6.0 million for state income tax reporting purposes which expire in various years through 2028. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s NOL and research credit carryforwards may be limited, and, as such, BigString’s NOL carryforwards available to offset future federal taxable income may be limited. Similarly, BigString may be restricted in using its research credit carryforwards to offset future federal income tax expense.

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

In connection with the February 29, 2008 financing, BigString paid Gem Funding LLC (the “Finder”) $56,000 and issued a warrant to purchase 373,333 shares of BigString’s common stock to the Finder on February 29, 2008.  The Finder's warrant is similar to and carries the same rights as the warrants issued to the 2008 Subscribers.

As a result of this financing, the conversion price for the outstanding convertible notes previously issued by BigString in May 2007 was adjusted from $0.18 to $0.15.  In addition, the conversion price of the shares of outstanding Series A Preferred Stock was adjusted as provided for in the Certificate of Designations with respect to same.

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the May 1, 2007 financing, BigString paid the Finder $64,000 and issued a warrant to purchase 213,333 shares of BigString’s common stock to the Finder on May 1, 2007.  The Finder's warrant is similar to and carries the same rights as the warrants issued to the 2007 Subscribers.

On November 30, 2007, BigString and the 2007 Subscribers entered into an Agreement, Waiver and Limited Release. As part of the Agreement, Waiver and Limited Release, the 2007 Subscribers released BigString from liquidated damages relating to the outstanding convertible notes. At the date of the Agreement, Waiver and Limited Release, BigString had accrued $24,267 in liquidated damages. BigString also granted the 2007 Subscribers 1,000,000 restricted shares of BigString’s common stock. BigString recorded $250,000 of stock-based other non-cash compensation expense related to the debt issue.

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

On November 30, 2007, BigString agreed to issue 1,000,000 shares of its common stock to the 2007 Subscribers as part of the Agreement, Waiver and Limited Release. The market value of BigString’s common stock at November 30, 2007 was $0.25 per share.

During November and December 2007, BigString issued an aggregate 861,111 shares of common stock for the conversion of convertible promissory notes totaling $155,000. The conversion price was $0.18 per share.

On February 8, 2008, BigString issued 111,111 shares of its common stock for the conversion of convertible promissory notes totaling $20,000. The conversion price was $0.18 per share.

On May 1, 2008, BigString issued 291,713 shares of its common stock for accrued interest on convertible promissory notes totaling $43,757. The conversion price was $0.15 per share.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants:

During 2004, BigString granted warrants as payment for advisory services.  The warrants provided for the purchase of 60,000 shares of BigString’s common stock at an exercise price of $0.25.  Certain of these warrants were exercised in 2005, which resulted in 45,000 shares of BigString’s common stock being issued to the holders thereof.  As a result of these exercises, BigString received $11,250 in gross proceeds.  The remainder of these warrants was exercised in 2006, which resulted in 15,000 shares of BigString’s common stock being issued to the holder thereof.  As a result of this exercise, BigString recorded a subscription receivable of $3,750.  In connection with the grant of these warrants, BigString recorded an expense of $3,500 which is included in BigString’s consolidated statement of operations for the year ended December 31, 2004.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.07 per share.

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

On May 2, 2006, BigString granted warrants to purchase shares of BigString’s common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc.  A total of $135,300 of the deferred compensation in connection with the warrants is being expensed over a period of 36 months.  For the six months ended June 30, 2008 and 2007, BigString expensed $11,274 and $11,274, respectively, in connection with these services, and the balance of $37,585 of total unrecognized compensation cost is included within paid-in-capital on BigString’s consolidated balance sheet.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.42 and $0.18 per share.

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

In November 2007, BigString repriced warrants to purchase 1,713,334 shares of common stock previously issued to the 2007 Subscribers, which warrants were subsequently exercised by the 2007 Subscribers at the reduced exercise price.  The exercise price of the repriced warrants was reduced from $0.30 per share to $0.10 per share.  As a result of this repricing, the warrants with an exercise price of $0.30 per share were deemed cancelled and new warrants with an exercise price of $0.10 per share were deemed issued.  In December 2007, five repriced warrants were exercised at the exercise price of $0.10 per share, which resulted in 1,500,001 shares of BigString’s common stock being issued to the holders thereof.  As a result of these exercises, BigString received $150,000 in gross proceeds. In addition, one repriced warrant was exercised in January 2008 at the exercise price of $0.10 per share, which resulted in 213,333 shares of BigString’s common stock being issued to the holder thereof and $21,333 in gross proceeds to BigString. The fair value of the warrants deemed cancelled and deemed issued was estimated on the date of approval by the board of directors of BigString using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0% and 0%; expected volatility of 69% and 69%; risk free rate of return of 4% and 3%; and expected life of 4 and 0 years for the deemed cancellation and deemed issue of warrants, respectively.  The weighted average fair value of the deemed cancellation and deemed issue of warrants was $0.11 per share and $0.12 per share, respectively. BigString expensed the net fair value of $19,094 for the year ended December 31, 2007.

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

The number of warrants outstanding as of January 1, 2008 and changes to such number during the six months ended June 30, 2008 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2008	4,384,656	$0.50	4.3	$211,916
Warrants granted	2,706,666	$0.15
Warrants exercised	(213,333)	$0.10
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at June 30, 2008	6,877,989	$0.37	4.1	$-
Warrants exercisable at June 30, 2008	6,877,989	$0.37	4.1	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the six months ended June 30, 2008 and 2007 were 2,706,666 and 1,991,112, respectively.  For the period October 8, 2003 (Date of Formation) through June 30, 2008, warrants to purchase a total of 10,564,657 shares of BigString’s common stock were granted. The weighted average grant date fair value of warrants granted in the six months ended June 30, 2008 and 2007 was $0.11 and $0.13 per share, respectively.

Warrants exercised during the six months ended June 30, 2008 and 2007 were 213,333 and 0, respectively.  Cash received during the six months ended June 30, 2008 and 2007 from the exercise of warrants was $21,333 and $16,250, respectively.  For the period October 8, 2003 (Date of Formation) through June 30, 2008, a total of 1,923,334 shares of BigString’s common stock were purchased upon the exercise of warrants. The total intrinsic value of warrants exercised in the six months ended June 30, 2008 was $29,867.

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2008 and 2007, 0 and 50,000 warrants were cancelled, forfeited or expired. During the period October 8, 2003 (Date of Formation) through June 30, 2008, warrants to purchase a total of 50,000 shares of BigString’s common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. In addition, for the period October 8, 2003 (Date of Formation) through June 30, 2008, warrants to purchase a total of 1,713,334 shares of common stock were cancelled with an aggregate intrinsic value of $0 at the date of cancellation.

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

On January 14, 2008, BigString granted incentive stock options to purchase 800,000 shares of BigString’s common stock under its Equity Incentive Plan to a new BigString employee.  Incentive stock options were granted at an exercise price of $0.22 per underlying share with 25% vesting every three months for one year.  These options were forfeited.

On April 11, 2008, BigString granted incentive stock options to purchase 2,580,000 shares of BigString’s common stock under its Equity Incentive Plan to certain of BigString’s employees.  Incentive stock options were granted at an exercise price of $0.21 per underlying share with 25% vesting every three months for one year.  In addition, non-qualified stock options to purchase 1,000,000 shares of BigString’s common stock were granted to two non-employee directors at an exercise price of $0.21 per underlying share with 25% vesting every three months for one year.

For the three months ended June 30, 2008 and 2007, BigString recorded stock-based option compensation expense of $77,799 and $20,157, respectively.  For the six months ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008, BigString recorded stock-based option compensation expense of $184,209, $40,314 and $357,446, respectively.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

expense was recorded net of estimated forfeitures. For the six months ended June 30, 2008, revisions based on actual forfeitures were an expense of $82,905.

The number of stock options outstanding as of January 1, 2008 and changes to such number during the six months ended June 30, 2008 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2008	7,150,100	$0.41	7.7	$221,575
Options granted	4,380,000	$0.21
Options exercised	-	$-
Options cancelled/forfeited/expired	(1,000,000)	$0.28
Options outstanding at June 30, 2008	10,530,100	$0.34	6.2	$-
Options exercisable at June 30, 2008	4,550,100	$0.33	5.9	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the six months ended June 30, 2008 and 2007 were 4,380,000 and 0, respectively.  For the period October 8, 2003 (Date of Formation) through June 30, 2008, options to purchase a total of 12,050,100 shares of BigString’s common stock were granted. The weighted average grant date fair value of options granted in the six months ended June 30, 2008 was $0.08 per share.

No options were exercised, and no cash received from option exercises and purchases of shares for the six months ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008. The total tax benefit attributable to options exercised in the six months ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008 was $0.

During the six months ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008, options to purchase a total of 1,000,000, 245,000 and 1,520,000 shares of BigString’s common stock, respectively, were forfeited or expired with an aggregate intrinsic value of $0 at the date of expiration.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	2%	-%	2%	-%
Expected volatility	97%	-%	98%	-%
Expected life (in years)	2	-	2	-
Dividend yield	-	-	-	-

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services.  In consideration for services performed, BigString agreed to issue to Howard Greene 140,000 shares of its common stock in April, 2005 and 192,000 shares of its common stock in February, 2007.  Public relation expenses involving Greene Inc. Communications were $26,184 and $22,149 for the six months ended June 30, 2008 and 2007, respectively, and $172,632 for the period October 8, 2003 (Date of Formation) through June 30, 2008. Share-based compensation for the period October 8, 2003 (Date of Formation) through June 30, 2008 was $96,000.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc.  In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (i) 1,250,000 shares of its common stock, (ii) a fully vested, five year warrant to purchase 225,000 shares of its common stock at a per share purchase price of $0.48, and (iii) a fully vested, five year warrant to purchase 225,000 shares of its common stock at a per share purchase price of $1.00.  BigString incurred corresponding non-cash expenses of $193,382, $193,381 and $837,992 for the six months ended June 30, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through June 30, 2008, respectively.

On February 28, 2008, BigString signed a three month, renewable, consulting agreement with OTC Financial Network, a division of National Financial Communications Corp., to provide investor relations services. Expenses for the three and six months ended June 30, 2008 were $75,000 and $80,000, respectively.

On March 18, 2008, BigString signed a month-to-month consulting agreement with Jayson Marketing Group, Inc. to provide public relations and event marketing services. Expenses for the three and six months ended June 30, 2008 were $30,587 and $49,587, respectively.

On April 1, 2008, BigString signed an agreement with Medialink Worldwide, Inc. to provide media services. Expenses for the three months ended June 30, 2008 were $23,000.

On April 2, 2008, BigString signed a one month agreement with Coburn Communications, Inc. for Bill Stanton to provide public relations and marketing services. Expenses for the three months ended June 30, 2008 were $31,000.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising revenues, to its marketing affiliates.  As of June 30, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through June 30, 2008, these commitments were not material to BigString.

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

As of June 30, 2008, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

balance sheet arrangements or other limited purposes.  BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

NOTE 13. SUBSEQUENT EVENTS

On July 9, 2008, BigString entered into an asset purchase agreement with Buddystumbler.com Inc. to purchase websites and related assets for 900,000 shares of BigString common stock. In consideration for certain advisory services to be provided by the seller over 36 months, BigString will pay to seller a percentage of net revenues.

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provided below is information about BigString Corporation’s (“BigString”) financial condition and results of operations for the three and six months ended June 30, 2008 and 2007.  This information should be read in conjunction with BigString’s consolidated financial statements for the three and six months ended June 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through June 30, 2008, including the related notes thereto, which are included on pages 1 through 22 of this report.

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

Building on the popularity of the social networking sites such as Facebook®, MySpace®, Friendster® and LinkedIn®, BigString’s social networking applications allow users to easily send and receive messages, notifications, email and videos that self-destruct on command. These rapidly growing, adjacent markets offer BigString the opportunity to leverage its capabilities in messaging and streaming audio and video to create complementary messaging applications. BigString’s development efforts are focused to address security and privacy gaps in social networking messaging applications.

BigString’s self-destructing, instant messaging technology enables users to send instant messages (“IM”) that self-destruct after being sent. BigStringIM, available as a web version or a free plug-in for AOL’s AIM™, prevents logging, saving or screen printing to address security and privacy gaps in the large, growing instant messaging market. BigString also offers a multi-platform IM integration which allows users to sign into BigStringIM, AIM™, Yahoo™, MSN™ and Google Talk™ concurrently.

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

BigString currently markets to Internet users who seek to utilize the Internet as their source for email and messaging services.  Generally, BigString products and services can be readily accessed through the Internet and thus from virtually anywhere where the Internet is accessible.  Email users can access BigString’s English language site, www.BigString.com, on a global basis, 24 hours a day.  As of June 30, 2008, BigString email visitors accessed www.BigString.com from 216 countries/territories, compared to 190 countries/territories as of December 31, 2007, and 60 countries/territories as of December 31, 2006.  The top five countries by visits to www.BigString.com are as follows: United States 63%, United Kingdom 7%, Canada 5%, India 3%, and Australia 2%, followed by Germany, Italy, Philippines, Brazil and the Netherlands.

Certain criteria BigString reviews to measure its performance are set forth below:

•	the number of first time and repeat users of the services;

•	the number of pages of the website viewed by a user;

•	the number of free and/or paid accounts for each service;

•	the number of users of the free services who purchase one of the premium product packages;

•	the length of time between the activation of a free account and the conversion to a paid account;

•	the retention rate of customers, including the number of account closures and the number of refund requests;

•	the acquisition cost per user for each of the services;

•	the cost and effectiveness for each of the promotional efforts;

•	the revenue and effectiveness of advertisements served; and

•	the revenue, impressions, clicks and actions per user.

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

Index

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

Index

No. 133 and related interpretations including EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Results of Operations

For the Three and Six Months Ended June 30, 2008 and 2007

Net Loss.  For the three months ended June 30, 2008, net loss was $1,002,015, as compared to a net loss of $912,842 for the three months ended June 30, 2007. The $89,173 increase in net loss was primarily attributable to a $58,929 increase in other income (expense) related to interest and amortization expenses on convertible promissory notes.

For the six months ended June 30, 2008, net loss was $1,835,394, as compared to a net loss of $1,694,328 for the six months ended June 30, 2007. The $141,066 increase in net loss was primarily attributable to a $163,865 increase in other income (expense) related to interest and amortization expenses on convertible promissory notes.

Revenues.  For the three months ended June 30, 2008, revenues were $12,646, a $3,234 increase from revenues of $9,412 earned in the three months ended June 30, 2007.  Of the revenues generated for the three months ended June 30, 2008, $3,835 was generated from advertisers and $8,811 was generated from product and service fees, as compared to $4,306 from advertisers and $5,106 from product and service fees for the three months ended June 30, 2007.

•
BigString’s advertising revenues are paid based on a mix of impressions, clicks and actions.  The 11% decrease in advertising revenues was primarily attributable to reduced rates partially offset by increased traffic.

•
BigString offers three products for purchase: premium upgrades for individual accounts; professional business email solutions; and email marketing services. BigString also charges development fees for its private label services. Pre-paid purchases are deferred and recognized as revenues as the services are performed. The 73% increase in product and service fee revenues was primarily attributable to the private label services.

For the six months ended June 30, 2008, revenues were $22,344, a $3,157 increase from revenues of $19,187 earned in the six months ended June 30, 2007.  Of the revenues generated for the six months ended June 30, 2008, $8,260 was generated from advertisers and $14,084 was generated from product and service fees, as compared to $8,682 from advertisers and $10,505 from product and service fees for the six months ended June 30, 2007.

•	The 5% decrease in advertising revenues was primarily attributable to reduced rates partially offset by increased traffic.

•	The 34% increase in product and service fee revenues was primarily attributable to the private label services.

At June 30, 2008, unearned revenue from product and service fees decreased to $5,177 from $9,288 at December 31, 2007.

Operating Expenses.  For the three months ended June 30, 2008, operating expenses were $904,836, a $33,478 increase from operating expenses of $871,358 incurred in the three months ended June 30, 2007. Operating expenses, excluding amortization, depreciation and share-based compensation expenses, for the three months ended June 30, 2008 were $480,654, a $65,409 increase from the same prior year period.

•
Cost of revenues: Cost of revenues for the three months ended June 30, 2008 were $18,356, as compared to $25,796 for the same prior year period.  The $7,440 decrease in cost was primarily attributable to a reduction in staffing and associated overhead expenses.

•
Research and development: Research and development expenses for the three months ended June 30, 2008 were $125,430, as compared to $118,290 for the same prior year period.  The $7,140 increase in expenses was primarily attributable to an increase in development staffing and associated overhead costs.

•
Sales and marketing: Sales and marketing expenses for the three months ended June 30, 2008 were $109,569, as compared to $136,793 for the same prior year period.  The $27,224 decrease in expenses was primarily attributable to a reduction in staffing and associated overhead expenses. The decrease in online marketing expenses was offset by an increase in public relations expenses.

•
General and administrative: General and administrative expenses for the three months ended June 30, 2008 were $411,328, as compared to $319,676 for the same prior year period.  The $91,652 increase in expenses was primarily attributable to increased stock option expense for employee retention and increased legal and professional fees.

Index

•
Amortization: Amortization expenses for the three months ended June 30, 2008 were $240,153, as compared to $270,803 for the same prior year period.  The $30,650 decrease in expense was primarily attributable to the 2007 impairment of intangible assets related to FindItAll, AmericanMoBlog and DailyLOL.

For the six months ended June 30, 2008, operating expenses were $1,647,133, a $19,642 decrease from operating expenses of $1,666,775 incurred in the six months ended June 30, 2007. Operating expenses, excluding amortization, depreciation and share-based compensation expenses, for the six months ended June 30, 2008 were $770,072, a $64,941 increase from the same prior year period.

•
Cost of revenues: Cost of revenues for the six months ended June 30, 2008 were $39,596, as compared to $69,120 for the same prior year period.  The $29,524 decrease in cost was primarily attributable to a reduction in staffing and associated overhead expenses.

•
Research and development: Research and development expenses for the six months ended June 30, 2008 were $255,560, as compared to $257,387 for the same prior year period.  The $1,827 decrease in expenses was primarily attributable to a reduction in development staffing and associated overhead costs.

•
Sales and marketing: Sales and marketing expenses for the six months ended June 30, 2008 were $142,218, as compared to $203,739 for the same prior year period.  The $61,521 decrease in expenses was primarily attributable to a reduction in advertising and staffing and associated overhead expenses, partially offset by an increase in public relations expenses.

•
General and administrative: General and administrative expenses for the six months ended June 30, 2008 were $729,453, as compared to $594,923 for the same prior year period.  The $134,530 increase in expenses was primarily attributable to increased stock option expense for employee retention, including revisions based on actual forfeitures of option grant estimates under SFAS No. 123(R), partially offset by a reduction in legal and professional fees, staffing and associated overhead expenses.

•
Amortization: Amortization expenses for the six months ended June 30, 2008 were $480,306, as compared to $541,606 for the same prior year period.  The $61,300 decrease in expense was primarily attributable to the 2007 impairment of intangible assets related to FindItAll, AmericanMoBlog and DailyLOL.

Other income (expense).  For the three months ended June 30, 2008, other expenses were $109,825, a $58,929 increase over other expenses of $50,896 in three months ended June 30, 2007.

•
Interest income: Interest income for the three months ended June 30, 2008 was $1,241, as compared to $5,314 for the same prior year period. The $4,073 decrease was attributable to both lower rates and lower cash balances.

•
Interest expense: Interest expense for the three months ended June 30, 2008 was $19,875, as compared to $8,000 for the same prior year period. Interest expense consists of accrued interest on convertible promissory notes.

•
Other, net: Other, net expenses for the three months ended June 30, 2008 were $91,191, as compared to $48,210 for the same prior year period. The $42,981 increase was primarily attributable to the February 29, 2008 and May 1, 2007 convertible note and warrant financings, including amortization of debt issue costs, amortization of promissory note discount and amortization of beneficial conversion features.

For the six months ended June 30, 2008, other expenses were $210,605, a $163,865 increase over other expenses of $46,740 in six months ended June 30, 2007.

•
Interest income: Interest income for the six months ended June 30, 2008 was $3,372, as compared to $9,470 for the same prior year period. The $6,098 decrease was attributable to both lower rates and lower cash balances.

•
Interest expense: Interest expense for the six months ended June 30, 2008 was $32,873, as compared to $8,000 for the same prior year period. Interest expense consists of accrued interest on convertible promissory notes.

•
Other, net: Other, net expenses for the six months ended June 30, 2008 were $181,104, as compared to $48,210 for the same prior year period. The $132,894 increase was primarily attributable to the February 29, 2008 and May 1, 2007 convertible note and warrant financings, including amortization of debt issue costs, amortization of promissory note discount and amortization of beneficial conversion features. For the six months ended June 30, 2008, debt issue costs were $91,706 and are being amortized over the term of the convertible notes, which is three years. Amortization is accelerated for the proportion of promissory notes which are converted in a period.

Index

Income Taxes.  For the three and six months ended June 30, 2008 and 2007, BigString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

•
At June 30, 2008, BigString has available net operating loss carry forwards of approximately $8.5 million for federal income tax reporting purposes and $6.0 million for state income tax reporting purposes which expire in various years through 2027. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, BigString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

Liquidity and Capital Resources

BigString’s operating and capital requirements have exceeded its cash flow from operations as BigString has been building its business.  Since inception through June 30, 2008, BigString has expended $5,061,875 for operating and investing activities, which has been primarily funded by investments of $5,235,290 from BigString’s stockholders and convertible note and warrant holders.  For the six months ended June 30, 2008, BigString expended $889,708 for operating and investing activities, an increase of $36,103 from the amount expended during the six months ended June 30, 2007.

BigString’s cash balance as of June 30, 2008 was $173,415, which was a decrease of $124,618 from the cash balance of $298,033 as of December 31, 2007.  This decrease to the cash balance was related to operating outlays of $940,517 primarily associated with the development of products and services, marketing and professional fees. These cash outflows were partially offset by $815,899 raised through the exercise of warrants and private placement of convertible notes, warrants and common stock, and the sale of property and equipment.

Management believes BigString’s current cash balance of $77,379 at August 12, 2008 is not sufficient to fund the minimum level of operations for the next twelve months.

BigString’s consolidated financial statements beginning on page 2 have been prepared assuming BigString will continue as a going concern.  As more fully explained in Note 2 to BigString’s consolidated financial statements, BigString has a working capital deficit and has incurred losses since operations commenced.  BigString’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as BigString continues to incur losses.  These uncertainties raise substantial doubt about BigString’s ability to continue as a going concern.  BigString’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should BigString be unable to continue as a going concern.

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

BigString has completed significant development of its email and messaging services and has made adjustments to its cost structure, such as the elimination of expenses associated with the production of OurPrisoner and the reduction of a portion of compensation costs associated with development.  BigString has also reduced general expenses such as rent and other discretionary expenses. As discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations, operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, were $770,072 for the six months ended June 30, 2008.

BigString expects to continue development of its messaging, email and related product and service offerings. BigString also expects sales, marketing and advertising expenses and cost of revenues to increase as BigString promotes and grows its product and service offerings.  However, if revenue and cash balances are insufficient to fund the

Index

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

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of BigString’s stockholders at BigString’s 2008 Annual Meeting of Stockholders held on May 29, 2008 (the “Annual Meeting”).  The number of shares of BigString’s common stock that were present at the Annual Meeting in person or by proxy was 36,698,909.

Election of Directors

At the Annual Meeting, the stockholders elected each of Robert S. DeMeulemeester, Marc W. Dutton, Adam M. Kotkin, Darin M. Myman and Todd M. Ross to serve as a director of BigString.  Each nominee for director was elected for a one year term.  The balloting for election was as follows:

Name of Director	Votes For	Percentage	Votes Withheld	Percentage
Robert S. DeMeulemeester	34,701,432	94.6%	1,997,477	5.4%
Marc W. Dutton	36,592,654	99.7%	106,255	0.3%
Adam M. Kotkin	36,369,920	99.1%	328,989	0.9%
Darin M. Myman	36,340,420	99.0%	358,489	1.0%
Todd M. Ross	36,372,920	99.1%	325,989	0.9%

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BigString Corporation
Registrant

Dated: August 14, 2008	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2008	/s/ Robert S. DeMeulemeester
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

E-4