Form 10-Q
period 2008-09-30
BigString CORP
filed 2008-11-14
CIK 1335282

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2008

  or

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

__________________________________________________________________
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

Number of shares of Common Stock outstanding at November 14, 2008:

Common Stock, par value $0.0001 per share	52,244,394
(Class)	(Number of Shares)

Index

BIGSTRING CORPORATION

INDEX TO FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets (unaudited) as of September 30, 2008 and December 31, 2007	2

	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008	3

	Consolidated Statements of Stockholders’ Equity (unaudited) for the Nine Months Ended September 30, 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2008	4

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

Index of Exhibits		E-1

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

The results of operations for the three and nine months ended September 30, 2008 and 2007, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$203,504	$298,033
Accounts receivable - net of allowance of $80 and $90	15,419	2,609
Prepaid expenses and other current assets	6,368	8,039
Total current assets	225,291	308,681
Property and equipment - net	86,076	162,156
Intangible assets - net	870,487	1,480,946
Other assets	193,756	156,100
TOTAL ASSETS	$1,375,610	$2,107,883

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$282,232	$282,524
Accrued expenses	153,900	52,642
Unearned revenue	7,887	9,288
Accrued interest	43,042	31,134
Short-term debt	248,440	-
Total current liabilities	735,501	375,588
Long term liabilities:
Long-term debt	825,480	207,304
TOTAL LIABILITIES	1,560,982	582,892

Stockholders' equity:
Preferred stock, $.0001 par value - authorized 1,000,000 shares; outstanding 400,000 and 400,000 shares, respectively	40	40
Common stock, $.0001 par value - authorized 249,000,000 shares; outstanding 52,244,394 and 50,728,237 shares, respectively	5,224	5,073
Additional paid in capital	12,949,215	11,924,977
Deficit accumulated during the development stage	(13,139,850)	(10,405,099)
Total stockholders' equity	(185,371)	1,524,991
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,375,610	$2,107,883

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

					Period
					October 8, 2003
	For the Three Months Ended		For the Nine Months Ended		(Date of Formation)
	September 30,		September 30,		Through
	2008	2007	2008	2007	September 30, 2008
Operating revenues	$22,058	$10,863	$44,402	$30,050	$112,361
Operating expenses:(1)
Cost of revenues	23,832	21,874	63,428	90,994	476,282
Research and development	107,333	116,871	362,893	374,258	1,957,621
Sales and marketing	19,112	148,962	161,330	352,701	949,838
General and administrative	408,486	271,250	1,137,938	866,173	3,833,324
Amortization of intangibles	244,053	270,803	724,359	812,409	4,244,187
Impairment of assets	-	-	-	-	415,292
Total operating expenses	802,816	829,760	2,449,948	2,496,535	11,876,544
Loss from operations	(780,758)	(818,897)	(2,405,546)	(2,466,485)	(11,764,183)
Other income (expense):(1)
Interest income	647	3,785	4,019	13,255	72,342
Interest expense	(22,792)	(12,000)	(55,665)	(20,000)	(86,799)
Other, net	(96,455)	(75,623)	(277,559)	(123,833)	(1,140,064)
Total other income (expenses)	(118,600)	(83,838)	(329,205)	(130,578)	(1,154,521)
Loss before income tax benefit	(899,358)	(902,735)	(2,734,751)	(2,597,063)	(12,918,704)
Income tax benefit	-	-	-	-	258,854
Net loss	$(899,358)	$(902,735)	$(2,734,751)	$(2,597,063)	$(12,659,850)
Net loss per common share calculation:
Net loss	$(899,358)	$(902,735)	$(2,734,751)	$(2,597,063)
Imputed dividend on preferred shares	-	-	-	-
Net loss attributable to common shareholders	$(899,358)	$(902,735)	$(2,734,751)	$(2,597,063)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	52,166,133	47,367,125	51,474,518	47,255,066

(1)Stock-based and other non-cash compensation by function above:
Cost of revenues	$-	$-	$-	$903	$5,653
Research and development	23,471	10,905	85,357	32,737	155,740
Sales and marketing	-	17,627	-	134,786	222,725
General and administrative	156,321	126,898	472,026	381,116	1,431,093
Other, net	-	-	-	-	269,094
Total stock-based and other non-cash compensation	$179,792	$155,430	$557,383	$549,542	$2,084,305

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

(Continued)

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings

Balance, December 31, 2007	1,524,991	400,000	40	50,728,237	5,073	11,924,977	-	(10,405,099)
Exercise of warrants (at $0.10 per share)	21,333	-	-	213,333	21	21,312	-	-
Issuance of common stock for conversion of promissory notes (at $0.18 per share)	20,000	-	-	111,111	11	19,989	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	76,176	-	-	-	-	76,176	-	-
Beneficial conversion feature of promissory notes	188,740	-	-	-	-	188,740	-	-
Stock-based compensation expense	557,383	-	-	-	-	557,383	-	-
Issuance of common stock for accrued interest (at $0.15 per share)	43,757	-	-	291,713	29	43,728	-	-
Issuance of common stock for website acquisition (valued at $0.13 per share)	117,000	-	-	900,000	90	116,910	-	-
Net loss	(2,734,751)	-	-	-	-	-	-	(2,734,751)
Balance, September 30, 2008	$(185,371)	400,000	$40	52,244,394	$5,224	$12,949,215	$-	$(13,139,850)

See notes to unaudited consolidated financial statements.

Index
Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)
			Period
			October 8, 2003
	For the Nine Months Ended		(Date of Formation)
	September 30,		Through
	2008	2007	September 30, 2008
Cash flows from operating activities:
Net loss	$(2,734,751)	$(2,597,063)	$(12,659,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	28,703	38,889	128,422
Gain on sale of property and equipment	(3,513)	-	(3,099)
Amortization of intangibles	724,359	812,409	4,244,188
Amortization of other assets	76,027	26,893	168,866
Impairment of assets	-	-	415,292
Accretion for beneficial conversion feature and discount on notes	201,532	96,940	461,804
Stock-based compensation	557,383	549,542	1,815,211
Other non-cash compensation	-	-	269,094
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(12,810)	(218)	(15,419)
(Increase) in prepaid expenses and other assets	(108,911)	(218,502)	(365,889)
(Decrease) increase in accounts payable	(292)	181,802	282,232
Increase (decrease) in accrued expenses and other liabilities	156,923	(63,418)	237,633
(Decrease) increase in unearned revenue	(1,401)	7,226	7,887
Net cash used in operating activities	(1,116,751)	(1,165,500)	(5,013,628)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(262,290)
Sale of property and equipment	50,889	-	50,889
Acquisitions	-	-	(13,000)
Net cash provided by (used in) investing activities	50,889	-	(224,401)
Cash flows from financing activities:
Proceeds from issuance of notes and warrants	950,000	800,000	1,750,000
Proceeds from issuance of preferred stock, net	-	-	1,860,000
Proceeds from exercise of common stock warrants and issuance of common stock	21,333	16,250	2,231,533
Payments for redemption of common stock	-	-	(400,000)
Net cash provided by financing activities	971,333	816,250	5,441,533
Net (decrease) increase in cash	(94,529)	(349,250)	203,504
Cash and cash equivalents - beginning of period	298,033	517,074	-
Cash and cash equivalents - end of period	$203,504	$167,824	$203,504

Supplementary information:
Cash paid during the periods for:
Acquisitions	$-	$-	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	117,000	-	5,533,067
Common stock issued to effect acquisition	$117,000	$-	$5,517,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$20,000	$-	$175,000
Common stock issued for services	$256,251	$455,249	$1,076,445
Common stock options issued for services	267,310	60,471	440,547
Common stock warrants issued for services	33,822	33,822	298,219
Total stock-based compensation:	557,383	549,542	1,815,211
Issue of warrants, net	-	-	19,094
Issuance of common stock for waiver and release	-	-	250,000
Total other non-cash compensation	-	-	269,094
Total stock-based and other non-cash compensation	$557,383	$549,542	$2,084,305

See notes to unaudited consolidated financial statements.

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND THE PERIOD
OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH SEPTEMBER 30, 2008

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2008, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by BigString and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CASH EQUIVALENTS

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased.  At September 30, 2008 and December 31, 2007, cash equivalents approximated $202,000 and $296,000, respectively.

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

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay.  Allowances at September 30, 2008 and December 31, 2007 were $80 and $90, respectively.

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

All research and development for the three and nine months ended September 30, 2008 and 2007 was performed internally for the benefit of BigString.  BigString does not perform such activities for others.

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

DEFERRED FINANCING COSTS

Debt issue costs were deferred and amortized in other income (expense) over the term of the related debt. BigString issued notes in August 2008, February 2008 and May 2007 and incurred issuance costs of $18,977, $91,706 and $248,939, respectively, which are being amortized over the term of the notes. Amortization expense related to these costs is included in other, net in the consolidated statements of operations and was $28,591 and $17,459 for the three months ended September 30, 2008 and 2007, respectively.  Amortization expense was $76,027, $26,893 and $168,866 for the nine months ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008, respectively.

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

BigString issues shares of common stock to non-employees as stock-based compensation.  BigString accounts for the services using the fair market value of the consideration issued, generally measured at the closing price of BigString’s common stock on the date of the agreement.  For the three months ended September 30, 2008 and 2007, BigString recorded compensation expense of $85,417 and $123,999, respectively, in connection with the issuance of shares of common stock to non-employees.  For the nine months ended September 30, 2008 and 2007 and the period October 8,

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2003 (Date of Formation) through September 30, 2008, BigString recorded compensation expense of $256,251, $455,249 and $1,076,445, respectively, in connection with the issuance of shares of common stock to non-employees. For the period October 8, 2003 (Date of Formation) through September 30, 2008, BigString also recorded $250,000 other non-cash compensation expense for shares of common stock issued to non-employees.

BigString issues stock purchase warrants to non-employees as stock-based compensation.  The fair value of each stock purchase warrant is estimated on the date of grant using the Black-Scholes option-pricing model.  For the three months ended September 30, 2008 and 2007, BigString recorded compensation expenses of $11,274 and $11,274, respectively, associated with issuances of stock purchase warrants.  For the nine months ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008, BigString recorded compensation expense of $33,822, $33,822 and $298,219, respectively, in connection with the issuance of stock purchase warrants for services. For the period October 8, 2003 (Date of Formation) through September 30, 2008, BigString also recorded $19,094 other non-cash compensation expense, net for the cancellation and issue of warrants.

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. BigString has also granted nonqualified stock options to one non-employee vendor. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  For the three months ended September 30, 2008 and 2007, BigString recorded compensation expense of $83,101 and $20,157, respectively.  For the nine months ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008, BigString recorded compensation expense of $267,310, $60,471 and $440,547, respectively.  BigString did not grant stock options prior to 2006.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to BigString’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially impact BigString’s consolidated financial position, cash flows and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for BigString on January 1, 2009 and will require retroactive disclosure. BigString is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  BigString is currently evaluating the impact of adopting SFAS No. 162 on its consolidated financial position, cash flows and results of operations.

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

NOTE 2. GOING CONCERN

For the nine months ended September 30, 2008, BigString’s consolidated financial statements reflect a net loss of $2,734,751, net cash used in operations of $1,116,751, a working capital deficit of $510,210, a stockholders’ deficit accumulated during the development stage of $13,139,850 and a cumulative net loss of $12,659,850.  These matters raise doubt about the ability of BigString to continue as a going concern.  BigString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

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

NOTE 3. ACQUISITIONS

On July 9, 2008, BigString completed the acquisition of the website, BuddyStumbler, pursuant to an asset purchase agreement.  BigString issued 900,000 shares to the sellers. The market value of BigString’s common stock on July 9, 2008 was $0.13 per share. The purchase price of $117,000 has been allocated to intangible assets based on estimated

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

fair value.  The acquisition includes right, title and interest in domain names, customer and member lists and source code.

A condensed balance sheet of the major assets and liabilities associated with the acquisition of BuddyStumbler as of the date of the acquisition is as follows:

Intangible assets	$117,000
Net assets acquired	$117,000

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2008	December 31, 2007
Computer equipment and internal software	$186,609	$255,171
Furniture and fixtures	5,849	5,969
	192,458	261,140
Less accumulated depreciation	106,382	98,984
	$86,076	$162,156

Depreciation expense for the three months ended September 30, 2008 and 2007 was $9,539 and $12,963, respectively. For the nine months ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008, depreciation expense was $28,703, $38,889 and $128,422, respectively.

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

Other intangible assets consist of the following:

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2008	December 31, 2007
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	311,608	197,708
	5,114,675	5,000,775
Accumulated amortization	4,244,188	3,519,829
	$870,487	$1,480,946

Amortization expense for the three months ended September 30, 2008 and 2007 was $244,053 and $270,803, respectively.  For the nine months ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008, amortization expense was $724,359, $812,409 and $4,244,188, respectively.

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

Estimated remaining amortization expenses for intangible assets are shown for the remainder of 2008 and the next five years, as applicable, as follows:

Estimated
Years Ending	Amortization
December 31,	Expense
2008	$246,005
2009	543,733
2010	23,400
2011	23,400
2012	23,400
2013	13,650
$873,588

NOTE 6. OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income, interest expense, and other, net.

Interest income was $647 and $3,785 for the three months ended September 30, 2008 and 2007, respectively. Interest income was $4,019, $13,255 and $72,342 for the nine months ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008, respectively.

Interest expense consists of interest on convertible debt, generally payable on each anniversary date of the promissory notes, and is included in accrued interest. Interest expense was $22,792 and $12,000 for the three months ended September 30, 2008 and 2007, respectively. Interest expense was $55,665, $20,000 and $86,799 for the nine months

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008, respectively.

The components of other, net consist of expenses related to the convertible debenture financing, preferred stock financing and warrant and common stock financings and are as follows:

					Period
					October 8, 2003
	For the Three Months Ended		For the Nine Months Ended		(Date of Formation)
	September 30,		September 30,		Through
	2008	2007	2008	2007	September 30, 2008
Amortization of debt issue costs	$28,591	$17,459	$76,027	$26,893	$168,866
Amortization of promissory note discount	8,388	2,610	21,555	4,350	33,219
Amortization of beneficial conversion feature	59,476	55,554	179,977	92,590	428,585
Other financing expenses	-	-	-	-	509,394
	$96,455	$75,623	$277,559	$123,833	$1,140,064

Debt issue costs for the August 2008, February 2008 and May 2007 financings were $18,977, $91,706 and $248,939, respectively, and are being amortized over the term of each note, which is 5, 36 and 36 months, respectively. Amortization is accelerated for the proportion of promissory notes which are converted in a period.

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

BigString participated in the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program (the “Program”), which allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the period October 8, 2003 (Date of Formation) through September 30, 2008, BigString recorded a net state tax benefit of $258,854 as a result of its sale of $2,442,561 of New Jersey State NOLs and $74,359 of New Jersey state research and development credits. Gross sales proceeds were $294,189. Since New Jersey law provides that NOLs can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey state NOLs in future years.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets include NOL carry forwards and research and development credits. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances for the three and nine months ending September 30, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through September 30, 2008, have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continues to incur losses.

At September 30, 2008, BigString has available NOL carry forwards of approximately $8.9 million for federal income tax reporting purposes and $6.4 million for state income tax reporting purposes which expire in various years through 2028. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s NOL and research credit carryforwards may be limited, and, as such, BigString’s NOL carryforwards available to offset future federal taxable income may be limited. Similarly, BigString may be restricted in using its research credit carryforwards to offset future federal income tax expense.

NOTE 8. SHORT-TERM DEBT

On August 25, 2008, BigString closed on a financing with Dwight Lane Capital, LLC, a limited liability company in which Todd M. Ross, a director of BigString, has an interest, and Marc W. Dutton, a director of BigString. In connection with such financing, BigString issued promissory notes in the aggregate principal amount of $250,000

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and common stock purchase warrants to purchase up to an aggregate 800,000 shares of BigString's common stock. Each note has a term of five months and accrues interest at a rate of twelve percent (12%) annually. In the event of default, the conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment. The warrants have an exercise price of $0.08 per share.

BigString incurred transaction fees of approximately $19,000. BigString accounted for the convertible feature of the notes under SFAS No. 133, and related interpretations including EITF Issue No. 00-19.  Due to the conversion rights only upon an event of default, $2,080 was included as additional paid in capital based on a weighted conversion discount. The warrants did not have a conversion discount, and accordingly, no proceeds were allocated to the warrants based on fair value, and included as additional paid in capital.

The conversion price for the outstanding convertible notes previously issued by BigString in February 2008 and May 2007 and the conversion price of the shares of outstanding Series A Preferred Stock would be adjusted under anti-dilution provisions, in certain situations, such as an event of default.

NOTE 9. LONG-TERM DEBT

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

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10. COMMON STOCK

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

On July 9, 2008, BigString completed the acquisition of certain assets and issued 900,000 shares of its common stock.  The market value of BigString’s common stock at July 9, 2008 was $0.13 per share.

NOTE 11. PREFERRED STOCK

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

NOTE 12. SHARE-BASED COMPENSATION

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

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 2, 2006, BigString granted warrants to purchase shares of BigString’s common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc.  A total of $135,300 of the deferred compensation in connection with the warrants is being expensed over a period of 36 months.  For the nine months ended September 30, 2008 and 2007, BigString expensed $33,822 and $33,822, respectively, in connection with these services, and the balance of $26,311 of total unrecognized compensation cost is included within paid-in-capital on BigString’s consolidated balance sheet.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.42 and $0.18 per share.

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

As discussed in Note 9, on May 1, 2007, BigString granted warrants to purchase up to 1,991,112 shares of BigString's common stock to the 2007 Subscribers and the Finder.  Each of the warrants has a term of five years from May 1, 2007 and was fully vested on the date of issuance. The warrants are exercisable at $0.30 per share of common stock.  A total of $31,320 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed in Note 9, on February 29, 2008, BigString granted warrants to purchase up to 2,706,666 shares of BigString's common stock to the 2008 Subscribers and Finder.  Each of the warrants has a term of five years from February 29, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.15 per share of common stock.  A total of $76,176 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value.

As discussed in Note 8, on August 25, 2008, BigString granted warrants to purchase up to 800,000 shares of BigString's common stock to Dwight Lane Capital, LLC and Marc W. Dutton.  Each of the warrants has a term of ten years from August 25, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.08 per share of common stock.  The warrants did not have a conversion discount, and accordingly, no proceeds for the convertible notes and warrants was allocated to the warrants, based on fair value, and included as additional paid in capital.

The number of warrants outstanding as of January 1, 2008 and changes to such number during the nine months ended September 30, 2008 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2008	4,384,656	$0.50	4.3	$211,916
Warrants granted	3,506,666	$0.13
Warrants exercised	(213,333)	$0.10
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at September 30, 2008	7,677,989	$0.34	4.5	$-
Warrants exercisable at September 30, 2008	7,677,989	$0.34	4.5	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the nine months ended September 30, 2008 and 2007 were 3,506,666 and 1,991,112, respectively.  For the period October 8, 2003 (Date of Formation) through September 30, 2008, warrants to purchase a total of 11,364,657 shares of BigString’s common stock were granted. The weighted average grant date fair value of warrants granted in the nine months ended September 30, 2008 and 2007 was $0.09 and $0.13 per share, respectively.

Warrants exercised during the nine months ended September 30, 2008 and 2007 were 213,333 and 0, respectively.  Cash received during the nine months ended September 30, 2008 and 2007 from the exercise of warrants was $21,333 and $16,250, respectively.  For the period October 8, 2003 (Date of Formation) through September 30, 2008, a total of 1,923,334 shares of BigString’s common stock were purchased upon the exercise of warrants. The total intrinsic value of warrants exercised in the nine months ended September 30, 2008 was $29,867.

During the nine months ended September 30, 2008 and 2007, 0 and 50,000 warrants were cancelled, forfeited or expired. During the period October 8, 2003 (Date of Formation) through September 30, 2008, warrants to purchase a total of 50,000 shares of BigString’s common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. In addition, for the period October 8, 2003 (Date of Formation) through September 30, 2008, warrants to purchase a total of 1,713,334 shares of common stock were cancelled and repriced with an aggregate intrinsic value of $0 at the date of cancellation.

Index
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

On September 18, 2006, BigString granted an incentive stock option to purchase 1,800,000 shares of BigString’s common stock under its Equity Incentive Plan to a new BigString officer. When vested, 400,000 shares of BigString’s common stock will be eligible for purchase at the per share price equal to $0.24; 600,000 shares of BigString’s common stock will be eligible for purchase at $0.50 per share; 400,000 shares of BigString’s common stock will be eligible for purchase at $.90 per share; and 400,000 shares of BigString’s common stock will be eligible for purchase at $1.25 per share. The incentive stock option vests quarterly over a three year period, and the shares of BigString’s common stock subject to the incentive stock option will vest in order of exercise price, with the shares with the lower exercise price vesting first.

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

For the three months ended September 30, 2008 and 2007, BigString recorded stock-based option compensation expense of $83,101 and $20,157, respectively.  For the nine months ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008, BigString recorded stock-based option compensation expense of $267,310, $60,471 and $440,547, respectively.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2008 and changes to such number during the nine months ended September 30, 2008 are as follows:

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2008	7,150,100	$0.41	7.7	$221,575
Options granted	4,380,000	$0.21
Options exercised	-	$-
Options cancelled/forfeited/expired	(2,165,000)	$0.27
Options outstanding at September 30, 2008	9,365,100	$0.35	5.8	$-
Options exercisable at September 30, 2008	5,871,350	$0.33	5.8	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the nine months ended September 30, 2008 and 2007 were 4,380,000 and 0, respectively.  For the period October 8, 2003 (Date of Formation) through September 30, 2008, options to purchase a total of 12,050,100 shares of BigString’s common stock were granted. The weighted average grant date fair value of options granted in the nine months ended September 30, 2008 was $0.08 per share.

No options were exercised, and no cash received from option exercises and purchases of shares for the nine months ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008. The total tax benefit attributable to options exercised in the nine months ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008 was $0.

During the nine months ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008, options to purchase a total of 2,165,000, 245,000 and 2,685,000 shares of BigString’s common stock, respectively, were cancelled, forfeited or expired with an aggregate intrinsic value of $0 at the date of expiration.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	-%	-%	2%	-%
Expected volatility	-%	-%	98%	-%
Expected life (in years)	-	-	2	-
Dividend yield	-	-	-	-

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of the grant.

BigString estimates the volatility of its common stock at the date of the grant based on historical volatility, expected volatility and publicly traded peer companies.

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The expected life of stock options granted under the Equity Incentive Plan is based on management judgment, historical experience and publicly traded peer companies.

BigString has no history or expectations of paying cash dividends on its common stock.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services.  In consideration for services performed, BigString agreed to issue to Howard Greene 140,000 shares of its common stock in April, 2005 and 192,000 shares of its common stock in February, 2007.  Public relation expenses involving Greene Inc. Communications were $39,809 and $30,104 for the nine months ended September 30, 2008 and 2007, respectively, and $186,257 for the period October 8, 2003 (Date of Formation) through September 30, 2008. Share-based compensation for the period October 8, 2003 (Date of Formation) through September 30, 2008 was $96,000.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc.  In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (i) 1,250,000 shares of its common stock, (ii) a fully vested, five year warrant to purchase 225,000 shares of its common stock at a per share purchase price of $0.48, and (iii) a fully vested, five year warrant to purchase 225,000 shares of its common stock at a per share purchase price of $1.00.  BigString incurred corresponding non-cash expenses of $290,073, $290,071 and $935,683 for the nine months ended September 30, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through September 30, 2008, respectively.

On February 28, 2008, BigString signed a three month, renewable, consulting agreement with OTC Financial Network, a division of National Financial Communications Corp., to provide investor relations services. Expenses for the three and nine months ended September 30, 2008 were $0 and $80,000, respectively.

On March 18, 2008, BigString signed a month-to-month consulting agreement with Jayson Marketing Group, Inc. to provide public relations and event marketing services. Expenses for the three and nine months ended September 30, 2008 were $0 and $39,587, respectively.

On April 1, 2008, BigString signed an agreement with Medialink Worldwide, Inc. to provide media services. Expenses for the three and nine months ended September 30, 2008 were $0 and $23,000, respectively.

On April 2, 2008, BigString signed a one month agreement with Coburn Communications, Inc. for Bill Stanton to provide public relations and marketing services. Expenses for the three and nine months ended September 30, 2008 were $0 and $31,000, respectively.

On July 1, 2008, BigString signed a one month agreement with Lebed Biz, LLC to provide investor relations services. Expenses for the three and nine months ended September 30, 2008 were $20,000 and $20,000, respectively.

Marketing Affiliate Commitments:

In connection with contracts to provide email and messaging services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising revenues or service fees, to its marketing affiliates.  Expenses were $1,768 for the three and nine months ended September 30, 2008, and for the period October 8, 2003 (Date of Formation) through September 30, 2008.

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

As of September 30, 2008, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

Index
BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SUBSEQUENT EVENTS

On October 20, 2008, BigString and VIPConnectz USA, Inc. entered into a non-binding letter of intent, whereby BigString and VIPConnectz would combine in a strategic business combination transaction. VIPConnectz is a marketing and technology company that provides global Voice over Internet Protocol (VoIP) phone service and Fantasy Sports Technology Platforms, and which has developed a globalized approach to social networking. Previously, in May 2008, BigString entered into an international private-label distribution agreement for its self-destructing email and instant messaging (IM) services with VIPConnectz and launched a Spanish and Portuguese email portal with VIPConnectz for the Latin American markets.

The business combination transaction contemplated in the non-binding letter of intent was subject to several conditions, including the preparation and execution of definitive transaction documents. In November 2008, BigString and VIPConnectz mutually agreed to terminate the business combination transaction. BigString and VIPConnectz plan to maintain and build on their existing strategic business relationship.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provided below is information about BigString Corporation’s (“BigString”) financial condition and results of operations for the three and nine months ended September 30, 2008 and 2007.  This information should be read in conjunction with BigString’s consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through September 30, 2008, including the related notes thereto, which are included on pages 1 through 23 of this report.

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

Index

BigString’s self-destructing, Short Message Service (SMS) text messaging technology enables users to send text messages and pictures that self-destruct after being sent. SMS Eraser, available for BlackBerry phones, can be downloaded for a fee at www.BigString.com or one of several third-party global BlackBerry application distributors. BigString’s entry into the mobile phone messaging market expands the availability and use of BigString’s proprietary self-destructing messaging platforms.

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

BigString currently markets to Internet users who seek to utilize the Internet as their source for email and messaging services.  Generally, BigString products and services can be readily accessed through the Internet and thus from virtually anywhere where the Internet is accessible.  Email users can access BigString’s English language site, www.BigString.com, on a global basis, 24 hours a day.  As of September 30, 2008, BigString email visitors accessed www.BigString.com from 218 countries/territories, compared to 190 countries/territories as of December 31, 2007, and 60 countries/territories as of December 31, 2006.  The top five countries by visits to www.BigString.com are as follows: United States 61%, United Kingdom 7%, Canada 5%, India 3%, and Australia 2%, followed by Germany, Italy, Philippines, Mexico and Brazil.

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

On October 20, 2008, BigString and VIPConnectz USA, Inc. entered into a non-binding letter of intent, whereby BigString and VIPConnectz would combine in a strategic business combination transaction. VIPConnectz is a marketing and technology company that provides global Voice over Internet Protocol (VoIP) phone service and Fantasy Sports Technology Platforms, and which has developed a globalized approach to social networking.  Previously, in May 2008, BigString entered into an international private-label distribution agreement for its self-destructing email and instant messaging (IM) services with VIPConnectz and launched a Spanish and Portuguese email portal with VIPConnectz for the Latin American markets.  The business combination transaction contemplated in the non-binding letter of intent was subject to several conditions, including the preparation and execution of definitive transaction documents. In November 2008, BigString and VIPConnectz mutually agreed to terminate the business combination transaction. BigString and VIPConnectz plan to maintain and build on their existing strategic business relationship.

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

Index

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

Results of Operations

For the Three and nine months ended September 30, 2008 and 2007

Net Loss.  For the three months ended September 30, 2008, net loss was $899,358, as compared to a net loss of $902,735 for the three months ended September 30, 2007. The $3,377 decrease in net loss was primarily attributable to a $11,195 increase in revenue and $26,944 decrease in operating expenses, partially offset by other income (expenses) related to interest and amortization expenses on convertible promissory notes.

For the nine months ended September 30, 2008, net loss was $2,734,751, as compared to a net loss of $2,597,063 for the nine months ended September 30, 2007. The $137,688 increase in net loss was primarily attributable to a $198,627 increase in other income (expense) related to interest and amortization expenses on convertible promissory notes, partially offset by a revenue increase and operating expenses decreases.

Revenues.  For the three months ended September 30, 2008, revenues were $22,058, a $11,195 increase from revenues of $10,863 earned in the three months ended September 30, 2007.  Of the revenues generated for the three months ended September 30, 2008, $5,708 was generated from advertisers and $16,350 was generated from product and service fees, as compared to $3,648 from advertisers and $7,215 from product and service fees for the three months ended September 30, 2007.

•
BigString’s advertising revenues are paid based on a mix of impressions, clicks and actions.  The 56% increase in advertising revenues was primarily attributable to increased advertising opportunity monetization related to a new advertising program, partially offset by a slight decrease in rates.

•
BigString offers three products for purchase: premium upgrades for individual accounts; professional business email solutions; and email marketing services. BigString also charges development fees for its private label services and site management. Pre-paid purchases are deferred and recognized as revenues as the services are performed. The 127% increase in product and service fee revenues was primarily attributable to the private label services and site management.

For the nine months ended September 30, 2008, revenues were $44,402, a $14,352 increase from revenues of $30,050 earned in the nine months ended September 30, 2007.  Of the revenues generated for the nine months ended September 30, 2008, $13,968 was generated from advertisers and $30,434 was generated from product and service fees, as compared to $12,330 from advertisers and $17,720 from product and service fees for the nine months ended September 30, 2007.

•
The 13% increase in advertising revenues was primarily attributable to increased advertising opportunity monetization related to a new advertising program, partially offset by a slight decrease in rates.

•	The 72% increase in product and service fee revenues was primarily attributable to the private label services and site management.

Index

At September 30, 2008, unearned revenue from product and service fees decreased to $7,887 from $9,288 at December 31, 2007.

Operating Expenses.  For the three months ended September 30, 2008, operating expenses were $802,816, a $26,944 decrease from operating expenses of $829,760 incurred in the three months ended September 30, 2007. Operating expenses, excluding amortization, depreciation and share-based compensation expenses, for the three months ended September 30, 2008 were $369,432, a $21,132 decrease from the same prior year period.

•
Cost of revenues: Cost of revenues for the three months ended September 30, 2008 were $23,832, as compared to $21,874 for the same prior year period.  The $1,958 increase in cost was primarily attributable to an increase in marketing affiliate expenses.

•
Research and development: Research and development expenses for the three months ended September 30, 2008 were $107,333, as compared to $116,871 for the same prior year period.  The $9,538 decrease in expenses was primarily attributable to a decrease in development staffing and associated overhead costs.

•
Sales and marketing: Sales and marketing expenses for the three months ended September 30, 2008 were $19,112, as compared to $148,962 for the same prior year period.  The $129,850 decrease in expenses was primarily attributable to a reduction in advertising and online marketing expenses.

•
General and administrative: General and administrative expenses for the three months ended September 30, 2008 were $408,486, as compared to $271,250 for the same prior year period.  The $137,236 increase in expenses was primarily attributable to increased compensation expense, including stock option expense for employee retention.

•
Amortization: Amortization expenses for the three months ended September 30, 2008 were $244,053, as compared to $270,803 for the same prior year period. The $26,750 decrease in expense was primarily attributable to the 2007 impairment of intangible assets related to FindItAll, AmericanMoBlog and DailyLOL.

For the nine months ended September 30, 2008, operating expenses were $2,449,948, a $46,587 decrease from operating expenses of $2,496,535 incurred in the nine months ended September 30, 2007. Operating expenses, excluding amortization, depreciation and share-based compensation expenses, for the nine months ended September 30, 2008 were $1,139,503, a $43,808 increase from the same prior year period.

•
Cost of revenues: Cost of revenues for the nine months ended September 30, 2008 were $63,428, as compared to $90,994 for the same prior year period.  The $27,566 decrease in cost was primarily attributable to a reduction in depreciation and software licensing expenses.

•
Research and development: Research and development expenses for the nine months ended September 30, 2008 were $362,893, as compared to $374,258 for the same prior year period.  The $11,365 decrease in expenses was primarily attributable to a reduction in development staffing and associated overhead costs.

•
Sales and marketing: Sales and marketing expenses for the nine months ended September 30, 2008 were $161,330, as compared to $352,701 for the same prior year period.  The $191,371 decrease in expenses was primarily attributable to a reduction in advertising and online marketing expenses, partially offset by an increase in public relations expenses.

•
General and administrative: General and administrative expenses for the nine months ended September 30, 2008 were $1,137,938, as compared to $866,173 for the same prior year period.  The $271,765 increase in expenses was primarily attributable to increased compensation expense, primarily stock option expense for employee retention, including revisions based on actual forfeitures of option grant estimates under SFAS No. 123(R), partially offset by a reduction in legal and professional fees, staffing and associated overhead expenses.

•
Amortization: Amortization expenses for the nine months ended September 30, 2008 were $724,359, as compared to $812,409 for the same prior year period.  The $88,050 decrease in expense was primarily attributable to the 2007 impairment of intangible assets related to FindItAll, AmericanMoBlog and DailyLOL.

Other income (expense).  For the three months ended September 30, 2008, other expenses were $118,600, a $34,762 increase over other expenses of $83,838 in three months ended September 30, 2007.

•
Interest income: Interest income for the three months ended September 30, 2008 was $647, as compared to $3,785 for the same prior year period. The $3,138 decrease was attributable to both lower rates and lower cash balances.

Index

•
Interest expense: Interest expense for the three months ended September 30, 2008 was $22,792, as compared to $12,000 for the same prior year period. Interest expense consists of accrued interest on promissory notes.

•
Other, net: Other, net expenses for the three months ended September 30, 2008 were $96,455, as compared to $75,623 for the same prior year period. The $20,832 increase was primarily attributable to the August 25, 2008, February 29, 2008 and May 1, 2007 convertible note and warrant financings, including amortization of debt issue costs, amortization of promissory note discount and amortization of beneficial conversion features. For the three months ended September 30, 2008, debt issue costs were $18,977 and are being amortized over the term of the notes, which is five months.

For the nine months ended September 30, 2008, other expenses were $329,205, a $198,627 increase over other expenses of $130,578 in nine months ended September 30, 2007.

•
Interest income: Interest income for the nine months ended September 30, 2008 was $4,019, as compared to $13,255 for the same prior year period. The $9,236 decrease was attributable to both lower rates and lower cash balances.

•
Interest expense: Interest expense for the nine months ended September 30, 2008 was $55,665, as compared to $20,000 for the same prior year period. Interest expense consists of accrued interest on promissory notes.

•
Other, net: Other, net expenses for the nine months ended September 30, 2008 were $277,559, as compared to $123,833 for the same prior year period. The $153,726 increase was primarily attributable to the August 25, 2008, February 29, 2008 and May 1, 2007 convertible note and warrant financings, including amortization of debt issue costs, amortization of promissory note discount and amortization of beneficial conversion features. For the nine months ended September 30, 2008, debt issue costs were $110,683 and are being amortized over the term of the notes, which are 5 and 36 months. Amortization is accelerated for the proportion of promissory notes which are converted in a period.

Income Taxes.  For the three and nine months ended September 30, 2008 and 2007, BigString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

•
At September 30, 2008, BigString has available net operating loss carry forwards of approximately $8.9 million for federal income tax reporting purposes and $6.4 million for state income tax reporting purposes which expire in various years through 2028. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, BigString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

Liquidity and Capital Resources

BigString’s operating and capital requirements have exceeded its cash flow from operations as BigString has been building its business.  Since inception through September 30, 2008, BigString has expended $5,238,029 for operating and investing activities, which has been primarily funded by investments of $5,441,533 from BigString’s stockholders and note and warrant holders. For the nine months ended September 30, 2008, BigString expended $1,065,862 for operating and investing activities, a decrease of $99,638 from the amount expended during the nine months ended September 30, 2007.

BigString’s cash balance as of September 30, 2008 was $203,504, which was a decrease of $94,529 from the cash balance of $298,033 as of December 31, 2007. This decrease to the cash balance was related to operating outlays of $1,116,751 primarily associated with the development of products and services, marketing and professional fees. These cash outflows were partially offset by $1,022,222 raised through the exercise of warrants and private placement of notes, warrants and common stock, and the sale of property and equipment.

Management believes BigString’s current cash balance of $123,684 at November 12, 2008 is not sufficient to fund the minimum level of operations for the next twelve months.

BigString’s consolidated financial statements beginning on page 2 have been prepared assuming BigString will continue as a going concern.  As more fully explained in Note 2 to BigString’s consolidated financial statements, BigString has a working capital deficit and has incurred losses since operations commenced.  BigString’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financings, grants and revenue to cover expenses as BigString continues to incur losses.  These uncertainties raise substantial doubt about BigString’s ability to continue as a going concern.  BigString’s consolidated financial statements do not include

Index

any adjustments that might result from the outcome of these uncertainties should BigString be unable to continue as a going concern.

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

On August 25, 2008, BigString closed on a financing with Dwight Lane Capital, LLC, a limited liability company in which Todd M. Ross, a director of BigString, has an interest, and Marc W. Dutton, a director of BigString. In connection with such financing, BigString issued promissory notes in the aggregate principal amount of $250,000 and common stock purchase warrants to purchase up to an aggregate 800,000 shares of BigString's common stock. Each note has a term of five months and accrues interest at a rate of twelve percent (12%) annually. In the event of default, the conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment. The warrants have an exercise price of $0.08 per share.

If grants or the revenue from BigString’s operations are not adequate to allow BigString to pay the principal and interest on the outstanding notes, and the convertible notes are not converted into shares of common stock, BigString will seek additional equity financing and/or debt financing.  It is also possible that BigString will seek to borrow money from traditional lending institutions, such as banks.

BigString has completed significant development of its email and messaging services and has made adjustments to its cost structure, such as the elimination of expenses associated with the production of OurPrisoner and the reduction of a portion of compensation costs associated with development. BigString has also reduced general expenses such as rent and other discretionary expenses. As discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations, operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, were $1,139,503 for the nine months ended September 30, 2008.

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

Except with regard to the financing with Dwight Lane Capital, LLC, a limited liability company in which Todd M. Ross, a director of BigString, has an interest, and Marc W. Dutton, a director of BigString, discussed above, there are no other formal commitments or arrangements to advance or loan funds to BigString or repay any such advances or loans by BigString’s officers or directors.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item with respect to sales of unregistered securities has been previously disclosed by BigString in its Current Report on Form 8-K which was filed with the SEC on August 27, 2008.

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

BigString Corporation
Registrant

Dated: November 14, 2008	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2008	/s/ Robert S. DeMeulemeester
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

4.4
Non-Negotiable Convertible Promissory Note, dated August 25, 2008, issued to Dwight Lane Capital, LLC ($175,000), incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 27, 2008.

4.5
Non-Negotiable Convertible Promissory Note, dated August 25, 2008, issued to Marc W. Dutton ($75,000), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 27, 2008.

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