Form 10-K
period 2008-12-31
BigString CORP
filed 2009-03-31
CIK 1335282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-K
______________________
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                  to              .

Commission File Number 000-51661

BIGSTRING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0297832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157 Broad Street, Suite 109, Red Bank, New Jersey 07701
(Address of principal executive offices) (Zip Code)

(732) 741-2840
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2008, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The NASDAQ OTC Bulletin Board on June 30, 2008 was $5,104,854.

At March 30, 2009, there were 52,244,394 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2009.  The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or before April 30, 2009.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the SEC from time to time, including our registration statement on Form SB-2 (Registration No. 333-143793), filed with the SEC on June 15, 2007, and the subsequent amendments and supplements thereto.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-K.

BIGSTRING CORPORATION

INDEX TO FORM 10-K

*
The information required under this Item is contained in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2009, and is incorporated herein by reference.  The Proxy Statement will be filed with the SEC on or before April 30, 2009.

Index

PART I

Item 1.	Business

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

PeopleString Corporation (“PeopleString”), incorporated in the State of Delaware, was formed by BigString in early 2009 to launch an incentive-based social network that pays users to receive direct mail and perform a host of internet activities.

BigString Interactive and PeopleString are currently BigString’s only operating subsidiaries.

BigString has developed an innovative messaging service that allows users to easily send, recall, erase, self-destruct and secure email transmissions. BigString set out to make Internet communication more efficient, reliable and valuable, while protecting individual privacy and intellectual property.  The concept of recallable email was conceived by one of BigString’s founders and current President and Chief Executive Officer, Darin M. Myman.  After inadvertently sending an email to a prospective client which contained sensitive pricing and customer information, Mr. Myman unfortunately learned that there was no way for him to retrieve the email before the prospective client had the opportunity to review the contents thereof.  As a result of this frustrating experience, Mr. Myman and certain other members of BigString’s management team focused on developing a technology that would allow users to have comprehensive control, security and privacy of their email.  In March 2004, the BigString email service was introduced to the market.

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

BigString includes advertising with its email services.  Advertisements are primarily displayed to users of our free service.  Advertisements customarily include text and banner ads and are paid based on a mix of impressions, clicks and actions.  BigString currently has agreements with a number of firms that provide advertising services.  In the future, we may add additional types of advertisements and additional advertising service firms, as well as direct advertisers and sponsors, as we increase the monetization of our user base.

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

Leveraging the ‘stickiness’ of email and the advantage it can offer an Internet property, we introduced email hosting, private label, and co-branded solutions. These solutions offer BigString’s unique email features under the logos and marks of web publishers and content sites, such as search engines, social networks, online dating sites, ISPs and social media portals. Web publishers and content sites can further their image and differentiate their services from competitors, while increasing incremental traffic, page views and ad revenue from their existing members. Most agreements include a revenue share arrangement, and we may also charge development and

Index

maintenance fees. Web publishers and content sites provide the marketing, which expands awareness of BigString’s unique services beyond BigString’s marketing and can help us grow more quickly.

BigString has introduced complementary messaging services to provide a full suite of communications tools for our members. In 2008, BigString introduced a self-destructing instant messaging (“IM”) technology that enables users to send instant messages that self-destruct after being sent; this service continued to develop into a web-based, cross-platform IM application that enables users to send self-destructing or regular IMs across AOL®’s AIM, Yahoo®’s Messenger, MSN®’s Messenger and Google®’s Gtalk. In 2008, we also released a self-destructing, SMS text messaging application; this application was initially configured for BlackBerry® phone users.  In 2009, we released an easy-to-use universal email tracking service that allows users to know when their emails have been opened and read.

Through our wholly-owned subsidiary, BigString Interactive, we launched a new interactive entertainment portal in June 2006, built around BigString’s recallable, erasable and self-destructing email platform.  BigString’s entertainment portal contains streaming audio and video programming.

Building on the vast popularity of the social networking sites such as Facebook®, MySpace®, Friendster® and LinkedIn®, BigString’s social networking applications allow users to easily send and receive messages, notifications, email and videos that self-destruct on command. These rapidly growing, adjacent markets offer BigString the opportunity to leverage its skills in messaging and streaming audio and video to create complementary messaging applications. Our development efforts are focused to address security and privacy gaps in social networking messaging applications. In 2008, we added the BuddyStumbler social network to the BigString family.

Through our wholly-owned subsidiary, PeopleString, we launched an incentive-based social network in March 2009 that pays users to receive direct mail and perform a host of internet activities.

Promotion

We promote our messaging service and products through the Internet, including messaging and email tag lines, organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, and radio as well as through alliances with marketing affiliates and programs contained on our interactive entertainment portal, such as www.BuddyStumbler.com www.DailyLOL.com, www.FindItAll.com and the OurPrisoner interactive Internet television program. We also offer fee based services, such as our self-destructible SMS text application, through online stores as a point of sale license purchase.

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

Products and Services

BigString offers a web-based, POP3/IMAP server, email service solution.  Our patent pending technology provides a user with the ability to manage and control content sent by email.  The user’s email executes through the BigString server but such execution is transparent to the sender and recipients of the email.

Index

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

In June 2007, BigString launched its new email service, BigString 3.0. This service provides, at no cost to its users, advanced spam filters, virus protection and large-storage, web-based email accounts with features similar to those offered by AOL®, Yahoo®, Hotmail®, Google®, Verizon® and Comcast®. In addition to the equivalent features provided by competitors, BigString 3.0 offers erasable, recallable and self destroying applications, non-printable and non-forwardable emails, set time or number of views (including ‘view-once’) and masquerading to protect the sender’s privacy and security. BigString 3.0 also allows a sender to view tracking reports that indicate when emails were opened by the recipient, and how many times they were viewed.  Senders can add, change and/or delete attachments before or after a recipient opened the email.  In addition, BigString 3.0 allows senders to direct emails to disintegrate in front of their recipient’s eyes and allows senders to create, save and send self-destructing video email.

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

•	In February 2008, BigString released an application that enables Facebook users to broadcast their original live video content.

•	In April 2008, BigString unveiled a new, self destructing instant messaging technology that enables users to send instant messages that self-destruct after being sent.

•
In May 2008, BigString entered into an international distribution agreement with VIP Connectz USA, Inc. (“VIP Connectz”), an international marketing and sales company, to offer BigString’s self-destructing email and instant messaging (IM) services as a private labeled solution bundled with VoIP service to the VIP Connectz global network.

•
In July 2008, BigString introduced a new web-based, cross-platform IM application that enables users to send self-destructing or regular IMs across AOL’s AIM, Yahoo’s Messenger, MSN’s Messenger and Google’s Gtalk. In July, BigString also released Spanish and Portuguese email portal with VIP Connectz for the Latin American markets. Additionally, in July 2008, BigString acquired Buddystumbler.com, an IM-based social network that allows users to meet people via free online chats on AOL AIM, Yahoo Messenger, MSN Messenger and Google Talk.

Index

•	In August 2008, BigString released its self-destructing SMS text messaging application for BlackBerry phones.

•	In January 2009, BigString released an easy-to-use universal email tracking service that allows users to know when their emails have been opened and read.

Products Offered – BigString currently offers its consumer, business and enterprise customers the following packages:

Email

•	BigString Free Email (No Charge).

•	BigString Premium Email ($29.95 per year).

•	BigString Business Email ($149.95+ per year).

•	BigString Mobile Email (No Charge).

Email Hosting

•	BigString Private Label Email ($5,000.00 development, $500.00 per year + revenue share).

•	BigString Email Hosting (Enterprise level) ($11,500.00+ per year).

Social Network Messaging

•	BigString Exploding Messages & Pictures (No Charge).

•	BigString Exploding Video (No Charge).

Instant Messaging (IM)

•	BigString Cross-Platform, Self-Destructing IM (No Charge).

SMS Texting

•	BigString Self-Destructing SMS Text Messaging ($29.95 per license).

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

BigString Private Label Email offers web publishers and content sites BigString’s hosted email platform as a value-added service for their members, and helps generate incremental traffic, page views and ad revenue from their existing members. The private labeled, or white labeled, solution offers a revenue share of advertising and/or premium fees generated by BigString.

Index

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

BigString Cross-Platform, Self-Destructing IM provides users with both regular and self-destructing, instant messaging options on a cross-platform application across AOL’s AIM, Yahoo’s Messenger, MSN’s Messenger and Google’s Gtalk.

BigString Self-Destructing SMS Text Messaging provides users SMS text messages that self-destruct after a specified time frame for use on mobile devices, such as the BlackBerry phone.

Technical and Customer Support – Customer support for BigString’s messaging service and products is available in two different ways:

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

Index

In June 2008, BigString sold FindItAll.com and its related assets to FindItAll, Inc., a development stage company, and the sale of AmericanMoBlog.com and its related assets to AmericanMoBlog, Inc., a development stage company.

In July 2008, BigString acquired Buddystumbler.com, an IM-based social network that allows users to meet people via free online chats on AOL AIM, Yahoo Messenger, MSN Messenger and Google Talk.

BigString continues to apply its streaming audio and video experience and technologies into its messaging, email and social network applications.

PeopleString - In March 2009, BigString launched PeopleString, an incentive-based social network that pays users to receive regular direct mail as well as for performing a host of internet activities.  Users of PeopleString can generate income through an opt-in direct mail program and their use of email, instant messaging, video email and file storage. In addition, PeopleString’s technology allows users to generate additional income by creating a personal affiliate network by signing up friends and businesses through multiple digital bonds. The user who creates his or her own affiliate network will generate income each time any other user in the affiliate network generates income.  You can access PeopleString at http://www.PeopleString.com.

Protection of Proprietary Rights

We rely on a combination of U.S. and foreign patent, copyright, trademark and trade secret laws to establish and protect our proprietary rights.  In particular, we rely upon our patent application for Universal Recallable, Erasable, Secure and Timed Delivery Email, Serial No. 10/827,199; our patent application for Destroyable Instant Messaging (IM), Serial No. 12/060,406; our service mark for the word “BigString,” Serial No. 78/336,856; our service mark for the word “Our Prisoner,” Serial No. 78/751,930; and the protection to our proprietary information afforded by the Lanham Act of 1946, 15 U.S.C. §§ 1051-1127; the Economic Espionage Act of 1996, 18 U.S.C. §1832; the Uniform Trade Secrets Act; as well as by common-law.  If issued by the United States Patent and Trademark Office, the patents for Universal Recallable, Erasable and Timed Delivery Email and Destroyable Instant Messaging (IM) will expire 20 years following the dates our patent applications were filed or on April 18, 2024 and April 1, 2028, respectively.  Our service mark will not expire provided that we continue to make routine filings to keep it current with the United States Patent and Trademark Office.

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

Market

We currently market to Internet users who seek to utilize the Internet as their source for email and messaging services.  Generally, our products and services can be readily accessed through the Internet and thus from virtually anywhere where the Internet is accessible.  Email users can access BigString’s English language site, www.BigString.com, on a global basis, 24 hours a day.  As of March 25, 2009, BigString visitors accessed www.BigString.com from 227 countries/territories, compared to 223, 190 and 60 countries/territories as of December 31, 2008, 2007 and 2006, respectively. The top five countries by visits to www.BigString.com are as follows: United States 57%, United Kingdom 9%, Canada 5%, India 2%, and Peru 2%, followed by Mexico, Australia, Columbia, Germany and Brazil.

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

Index

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

Employees

We currently have four full-time employees, reduced from five full-time employees as of December 2007. We believe that our relationship with our employees is satisfactory.  We have not suffered any labor problems since our inception.

Todd M. Ross and Marc W. Dutton resigned from the board of directors of BigString, effective March 12, 2009.  Darin M. Myman, Adam Kotkin and Robert DeMeulemeester are the remaining members of the board of directors.  At this time, the board of directors does not anticipate filling the vacancies in the board of directors as a result of the resignations of Mr. Ross and Mr. Dutton.

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

Item 1A.	Risk Factors

BigString is a smaller reporting company and is therefore not required to provide this information.

Item 1B.	Unresolved Staff Comments

None.

Index

Item 2.	Properties

We occupy space at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701.  As part of our efforts to reduce expenses, we did not renew the lease for additional space which had been previously occupied by us at 3 Harding Road, Suite E, Red Bank, New Jersey 07701. Our current Red Bank offices have approximately 1,426 square feet of office space.  Our operating lease for this premise expires on March 31, 2010.  The current occupancy rate is $2,300 per month.  In addition, we also keep certain servers off-site at a facility located in Newark, New Jersey.  While we believe that are offices are adequate to meet our current requirements, we continue to evaluate facility needs and requirements for the future.

Item 3.	Legal Proceedings

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

Year Ended December 31, 2008	High	Low
First Quarter	$0.27	$0.16
Second Quarter	$0.21	$0.11
Third Quarter	$0.18	$0.03
Fourth Quarter	$0.07	$0.02

Year Ended December 31, 2007
First Quarter	$0.75	$0.25
Second Quarter	$0.43	$0.26
Third Quarter	$0.27	$0.13
Fourth Quarter	$0.32	$0.06

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  As of March 25, 2009, we had over fifteen market makers for our common stock, including:  Archipelago Trading Services, Inc., Automated Trading Desk Financial Services, LLC, D. Weckstein & Co., Inc., Domestic Securities, Inc., Finance 500, Inc., Hudson Securities, Inc., Knight Equity Markets, L.P., LaBranche Financial Services, Inc., Murphy & Durieu, Natexis Bleichroeder Inc., Pershing LLC, The Vertical Trading Group, LLC, UBS Securities LLC, Vandham Securities Corp. and Vfinance Investments, Inc.

As of March 27, 2009, the approximate number of registered holders of our common stock was 60, and BigString is aware that the number of non-objecting beneficial owners of our common stock is approximately 1,400.  As of March 27, 2009, the number of outstanding shares of our common stock was 52,244,394; the number of outstanding shares of our Series A Preferred Stock was 400,000 (currently convertible into 4,673,989 shares of our common stock); and there were 10,393,545 shares of common stock subject to outstanding warrants, and 9,550,100 shares of common stock subject to outstanding stock options.

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

Index

Details of Issuance of Shares of Our Common Stock in Connection With Exercise of Warrants

On January 3, 2008, BigString issued 213,333 shares of its common stock upon the exercise of warrants by GEM Funding LLC for $21,333. The exercise price was $0.10 per share. In connection with the issuance of the common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Common Stock in Connection With Conversion of Notes

On February 8, 2008, BigString issued 111,111 shares of its common stock upon the conversion of convertible promissory notes totaling $20,000 by Penn Footwear. The conversion price was $0.18 per share. In connection with the issuance of the common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Convertible Notes and Grant of Warrants to Subscribers

On February 29, 2008, BigString entered into a subscription arrangement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Small Cap Opportunities LP (collectively, the “2008 Subscribers”), Pursuant to which the 2008 Subscribers purchased convertible notes in the aggregate principal amount of $700,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 2,333,333 shares of BigString’s common stock.  Each convertible note has a term of three years and accrues interest at a rate of six percent annually.  The holder of a convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.15 per share, as adjusted.  The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time. Each warrant has an exercise price of $0.15 per share of common stock, as adjusted.   The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

BigString also issued to a warrant to purchase an aggregate 373,333 shares of common stock to the finder in the offering of the convertible notes.  This warrant is similar to and carries the same rights as the warrants issued to the 2008 Subscribers.

In connection with the issuance of the convertible notes and warrants to purchase common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Common Stock in Connection With Accrued Interest

On May 1, 2008, BigString issued 291,713 shares of its common stock for accrued interest on convertible promissory notes totaling $43,757. BigString issued 100,000, 28,893, 50,000, 12,820 and 100,000 shares of BigString’s common stock to Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd., Penn Footwear and Whalehaven Capital Fund Limited, respectively. The interest conversion price was $0.15 per share. In connection with the issuance of the common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Common Stock in Connection With an Acquisition

On July 9, 2008, BigString issued 900,000 shares of common stock for the acquisition of certain assets. The market value of BigString’s common stock at July 9, 2008 was $0.13 per share.  In connection with the issuance of the common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Convertible Notes and Grant of Warrants

On August 25, 2008, BigString closed on a financing with Dwight Lane Capital, LLC, a limited liability company in which Todd M. Ross, a former director of BigString, has an interest, and Marc W. Dutton, a former director of BigString.  In connection with such financing, BigString issued non-negotiable convertible promissory

Index

notes (the “Notes”) in the aggregate principal amount of $250,000, which Notes are convertible under certain circumstances into shares of BigString’s common stock.  BigString also issued common stock purchase warrants  to purchase up to an aggregate 800,000 shares of common stock.   Each Note has a term of five months from the date of issuance and accrued interest at a rate of 12% annually.  The aggregate principal amount of the Notes and accrued interest thereon were to be paid in-full at maturity, unless sooner paid by BigString.    All amounts due under the Notes were paid by BigString in December 2008, including accrued interest of $9,328, and, as a result, the Notes were cancelled.

Each warrant has a term of ten years from the date of issuance and was fully vested on such date.  The warrants are exercisable at $0.08 per share of common stock underlying such Warrants.  The number of shares of Common Stock underlying each Warrant and the exercise price are subject to certain customary adjustments as described therein.

In connection with the issuance of the convertible notes and warrants to purchase common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data

BigString is a smaller reporting company and is therefore not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is intended to provide information about BigString’s financial condition and results of operations for the years ended December 31, 2008 and 2007.  This information should be read in conjunction with BigString’s audited consolidated financial statements for the years ended December 31, 2008 and 2007, and the period October 8, 2003 (Date of Formation) through December 31, 2008, including the related notes thereto, which begin on page F-2 of this report.

Background

BigString was incorporated in the State of Delaware on October 8, 2003 under the name “Recall Mail Corporation.”  The company’s name was formally changed to BigString Corporation in July 2005.  BigString was formed, together with Email Emissary, incorporated in the State of Oklahoma on August 7, 2003, to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user.  Email Emissary was later acquired by BigString in July 2004.  In September 2006, all of Email Emissary’s assets, including its pending patent application, were transferred to BigString. Email Emissary was dissolved on May 17, 2007. BigString Interactive, incorporated in the State of New Jersey on January 20, 2006, and PeopleString, incorporated in the State of Delaware on January 2, 2009, are wholly-owned subsidiaries of BigString.

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

Index

email provide a new level of privacy and security for those who wish to protect their proprietary information and manage their digital rights.

We serve four main email markets: free and premium fee email accounts for individuals; professional business email solutions; email marketing services; and email hosting, private label, and co-branded solutions for web publishers and content sites, such as search engines, social networks, online dating sites, ISPs and social media portals.  A few of the key features of our email services include:

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

We continue to build messaging and streaming audio and video products and services focused on security and privacy for Internet communications. In 2007, we released our first social networking applications which address the need for protecting privacy on social network sites, such as Facebook®, MySpace®, Friendster® and LinkedIn®. These applications allow users to easily send and receive messages, notifications, email and videos that self-destruct on command.

Our development efforts in 2008 were primarily focused on expanding recallable messaging beyond email. In April, 2008, we introduced a self-destructing IM technology, and in July, 2008, expanded the platform to include other leading IM services, including AOL’s AIM, Yahoo’s Messenger, MSN’s Messenger and Google’s Gtalk. In August, 2008, we introduced self-destructing SMS Text Messaging with service for the BlackBerry phone market.

In May, 2008, we entered into an international distribution agreement with VIP Connectz to offer our email and IM services as a private label service to the VIP Connectz network of members. In July, 2008, we augmented our base English and Chinese language services with Spanish and Portuguese language portals.  And also in July, 2008, we acquired Buddystumbler.com, an IM-based social network that allows members to meet people via free online chat on AOL’s AIM, Yahoo’s Messenger, MSN’s Messenger and Google’s Gtalk.

In January 2009, we released an easy-to-use universal email tracking service that allows users to know when their emails have been opened and read.

In March 2009, through our wholly-owned subsidiary, PeopleString, we launched an incentive-based social network that pays users to receive direct mail and perform a host of internet activities.

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

Our marketing efforts in 2008 focused on increasing brand awareness and consumer adoption of our email product. Our promotions included email tag lines, organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, and radio. Our email hosting, private label, and co-branded solutions were developed for web publishers and content sites that are responsible for marketing to their many existing and new members. We regularly measure and optimize the cost and effectiveness of promotions, advertising and cost per customer acquisition.

While slightly over 85% of our members arrived through viral marketing efforts, our marketing promotions and product packages helped us attract visitors from over 200 countries and territories. Notwithstanding our progress in acquiring new members, we significantly reduced our marketing efforts from our marketing plan due to financial constraints. We also reduced expenses in other areas, such as rent and headcount, to better position the company financially.

Index

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

Index

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

Intangibles.  SFAS No. 142, “Goodwill and other Intangible Assets” specifies the financial accounting and reporting for acquired goodwill and other indefinite life intangible assets. Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually.  The valuation of intangible assets has been determined by management after considering a number of factors.

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

Results of Operations

For the Years Ended December 31, 2008 and 2007

Net Loss.  For the year ended December 31, 2008, net loss was $3,748,946, as compared to a net loss of $3,949,184 for the year ended December 31, 2007. The $200,238 decrease in net loss was primarily attributable to an increase in revenues of $20,030, a decrease in Other expense of $176,702 related to reduced financing fees, and an increase in Income tax benefit of $169,283. These revenue gains and expense reductions were partially offset by a net increase in operating expenses of $165,777 primarily due to an increase in impairment charges to intangible assets.

Revenues.  For the year ended December 31, 2008, revenues were $61,195, a $20,030 increase over revenues of $41,165 earned in the year ended December 31, 2007.  Of the revenues generated for the year ended December 31, 2008, $42,331 was generated from product and service fees and $18,864 was generated from advertisers, as compared to $23,814 from product and service fees and $17,351 from advertisers for the year ended December 31, 2007.

Index

The 49% increase in net revenues for the year ended December 31, 2008 over the same prior year period was primarily due to increase product and service fees of 78%. This increase was primarily due to the adoption of BigString’s private label email services by other firms and the introduction of new fee based services, such as SMS text services. These increases were partially offset by a 26% decrease in premium upgrades and business solutions, and the decision to stop development and sales on email marketing solutions. As of December 31, 2008, unearned revenue from product fees decreased to $7,104 from $9,288 at December 31, 2007.

Advertising revenues are paid based on a mix of impressions, clicks and actions.  Despite industry wide rate decreases for online publishers, BigString increased advertising revenues by 9% for the year ended December 31, 2008 over the same prior year period primarily through an advertising optimization program which was implemented in July 2008 and increased advertising impressions and rates.

Operating Expenses.  For the year ended December 31, 2008, operating expenses were $3,776,050, a $165,777 increase over operating expenses of $3,610,273 incurred in the year ended December 31, 2007. Operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, for the year ended December 31, 2008, were $1,412,078, a $25,298 increase from the same prior year period.

•
Cost of revenues: Cost of revenues for the year ended December 31, 2008 were $89,387, as compared to $119,772 for the prior year.  The $30,385 decrease in cost was primarily attributable to reduced staffing and associated overhead expenses.

•
Research and development: Research and development expenses for the year ended December 31, 2008 were $486,066, as compared to $485,948 for the same prior year period.  The $118 increase in expenses was consistent with prior year period expenses.

•
Sales and marketing: Sales and marketing expenses for the year ended December 31, 2008 were $178,667, as compared to $390,347 for the prior year.  The $211,680 decrease in expenses was primarily attributable to reduced online marketing expenses of $203,609 and reduced advertising expenses of $53,797, partially offset by increased public relations expenses of $112,407.

•
General and administrative: General and administrative expenses for the year ended December 31, 2008 were $1,423,984, as compared to $1,115,701 for the prior year.  The $308,283 increase in expenses was primarily attributable to increased stock-based compensation expense recorded net of estimated forfeitures.

•
Amortization: Amortization expenses for the year ended December 31, 2008, were $970,362, as compared to $1,083,213 for the prior year.  The $112,851 decrease in expenses was primarily attributable to the 2007 impairment of the web sites FindItAll, AmericanMoBlog and DailyLOL.

•
Impairment of assets: Impairment expenses of intangible assets for the year ended December 31, 2008 were $627,584, as compared to $415,292 for the prior year.  The $212,292 increase in expenses was primarily attributable to increased impairment expenses. Continuing losses associated with the intangible assets indicated that impairment may exist. The recoverability test for the patent application and trademark assets indicated impairment as the weighted future net cash flows were less than the carrying value. The fair market value, based on weighted, discounted cash flows and disposition values, was not material, and an impairment loss of $520,334 for the carrying amount was recognized in 2008. In addition, in 2008, the recoverability test for the logos, websites and source codes, which primarily include the website BuddyStumbler, indicated impairment. The fair market value, based on weighted, discounted cash flows and disposition values, was not material, and an impairment loss of $107,250 for the carrying amount was recognized.

Other income (expense).  For the year ended December 31, 2008, other expenses were $462,228, a $176,702 decrease over other expenses of $638,930 incurred in the year ended December 31, 2007.

•
Interest income: Interest income for the year ended December 31, 2008 was $4,266, as compared to $14,409 for the prior year. The $10,143 decrease in income was primarily due to a decrease in cash balances and interest rates.

•
Interest expense: Interest expense for the year ended December 31, 2008 was $81,951, as compared to $31,134 for the prior year. The $50,817 increase in expense was primarily due to the full year of interest expense on the convertible promissory notes issued in 2007 and interest expense on the convertible promissory notes issued in 2008.

Index

•
Other, net: Other, net expenses related to the convertible debenture and warrant financing for the year ended December 31, 2008 were $384,543, as compared to $622,205 for the prior year. The $237,662 decrease was primarily due to the reduction of financing fees of $269,094, and the reduction of the amortization of beneficial conversion features of $8,115. These reductions were partially offset by increases to the amortization of the debt issue costs of $21,268 and amortization of the promissory note discount of $18,279. Amortization is accelerated for the proportion of promissory notes which are converted in a period.

Income Taxes.  For the year ended December 31, 2008, net income tax benefits were $428,137, as compared to $258,854 for the year ended December 31, 2007.

•
BigString participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the year ended December 31, 2008, BigString recorded a net state tax benefit of $428,137 as a result of its sale of $5,007,781 of New Jersey state net operating losses and $31,780 of New Jersey state research and development credits. Gross sales proceeds were $482,480. For the year ended December 31, 2007, BigString recorded a net state tax benefit of $258,854 as a result of its sale of $2,442,561 of New Jersey state net operating losses and $74,359 of New Jersey state research and development credits. Gross sales proceeds were $294,189. BigString may be able to transfer its unused New Jersey net operating losses in future years.

•
Valuation allowances for the years ending December 31, 2008 and 2007, have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continues to incur losses. At December 31, 2008, BigString has available net operating loss carry forwards of approximately $12.6 million for federal income tax reporting purposes and $5.0 million for state income tax reporting purposes which expire in various years through 2028. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, BigString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

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

During the year ended December 31, 2007, BigString offered three products for purchase: premium upgrades for individual accounts; professional business email solutions; and email marketing services. Pre-paid purchases are deferred and recognized as revenues as the services are performed. The increase in product and service fees was primarily due to increased business solutions. As of December 31, 2007, unearned revenue from product fees increased to $9,288 from $4,681 at December 31, 2006.

Advertising revenues are paid based on a mix of impressions, clicks and actions.  On a normalized impression basis, the average revenue per paid-impression for the year ended December 31, 2007 increased by 64% over our baseline of January 2007.

Index

Operating Expenses.  For the year ended December 31, 2007, operating expenses were $3,610,273, a $584,412 increase over operating expenses of $3,025,861 incurred in the year ended December 31, 2006. Operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, for the year ended December 31, 2007 were $1,386,780, a $213,631 decrease from the same prior year period.

•
Cost of revenues: Cost of revenues for the year ended December 31, 2007 were $119,772, as compared to $218,557 for the prior year.  The $98,785 decrease in cost was primarily attributable to reduced staffing and associated overhead expenses.

•
Research and development: Research and development expenses for the year ended December 31, 2007 were $485,948, as compared to $572,206 for the prior year.  The $86,258 decrease in expenses was primarily attributable to reduced development staffing and associated overhead costs.

•
Sales and marketing: Sales and marketing expenses for the year ended December 31, 2007 were $390,347, as compared to $219,304 for the prior year.  The $171,043 increase in expenses was primarily attributable to increased online marketing expenses of $203,282 and increased advertising expenses of $48,937, partially offset by reduced public relations expenses of $48,391.

•
General and administrative: General and administrative expenses for the year ended December 31, 2007 were $1,115,701, as compared to $979,459 for the same prior year period.  The $136,242 increase in expenses was primarily attributable to increased investor relations and full-year amortization of stock-based business consulting fees.

•
Amortization: Amortization expenses for the year ended December 31, 2007 were $1,083,213, as compared to $1,036,335 for the prior year.  The $46,878 increase in expenses was primarily attributable to the full-year amortization of intangible assets related to the 2006 website acquisitions of FindItAll, AmericanMoBlog and DailyLOL.

•
Impairment of assets: Impairment expenses of intangible assets for the year ended December 31, 2007 were $415,292. Continuing losses associated with the intangible assets indicated that impairment may exist. The recoverability test for the patent application and trademark assets indicated that the assets were not impaired; in addition, evaluations of fair market value and weighted, discounted cash flows were greater than the carrying value. The second group of assets included logos, websites and source codes for the web sites FindItAll, AmericanMoBlog and DailyLOL that were acquired in 2006. The recoverability test for these assets indicated impairment as the weighted future net cash flows were less than the carrying value. The fair market value, based on weighted, discounted cash flows and disposition values, was not material, and an impairment loss of $415,292 for the carrying amount was recognized in 2007.

Other income (expense).  For the year ended December 31, 2007, other expenses were $638,930, a $536,280 increase over other expenses of $102,650 incurred in the year ended December 31, 2006.

•
Interest income: Interest income for the year ended December 31, 2007 was $14,409, as compared to $37,350 for the prior year. The $22,941 decrease in income was primarily due to a reduction in cash balances.

•
Interest expense: Interest expense for the year ended December 31, 2007 was $31,134, as compared to $0 for the same prior year period. The expense is the accrued interest on convertible promissory notes.

•
Other, net: Other, net expenses for the year ended December 31, 2007, were $622,205, as compared to $140,000 for the same prior year period. The $482,205 increase in expenses was primarily due to the convertible debenture and warrant financing, including increased other financing fees of $129,094, amortization of debt issue costs of $92,839, amortization of promissory note discount of $11,664 and amortization of beneficial conversion features of $248,608. For the year ending December 31, 2007, debt issue costs were $248,939, and are being amortized over the term of the notes, which is three years. Amortization is accelerated for the proportion of promissory notes which are converted in a period. Other financing expenses include $250,000 of stock-based other non-cash compensation for the fair market value of common stock issued for a waiver and release related to the debt financing.

Income Taxes.  For the year ended December 31, 2007, net income tax benefits were $258,854, as compared to $0 for the year ended December 31, 2006.

Index

•
BigString participated in the State of New Jersey’s Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the year ended December 31, 2007, BigString recorded a net state tax benefit of $258,854 as a result of its sale of $2,442,561 of New Jersey state net operating losses and $74,359 of New Jersey state research and development credits. Gross sales proceeds were $294,189. Since New Jersey law provides that net operating losses can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey net operating losses in future years. Valuation allowances for the years ending December 31, 2007 and 2006, have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continues to incur losses.

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

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business.  Since inception through December 31, 2008, we have expended $5,012,746 for operating and investing activities, which has been primarily funded by investments of $5,191,533 from our stockholders and convertible note holders.  For the year ended December 31, 2008, we expended $840,579 for operating and investing activities, a decrease of $344,712 from the amount expended during the year ended December 31, 2007.

Our cash balance as of December 31, 2008 was $178,787, which was a decrease of $119,246 from our cash balance of $298,033 as of December 31, 2007. This decrease to our cash balance related to operating and investment expenses primarily associated with the development of our products and services, marketing, and professional fees.  These cash outlays were partially offset by $721,333 raised by BigString through exercise of warrants and private placement of convertible notes and warrants.

Management believes its current cash balance of $35,736 at March 26, 2009 is not sufficient to fund the minimum level of operations for the next twelve months.

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

On February 29, 2008, we entered into a financing arrangement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Small Cap Opportunities LP, (collectively, the “2008 Subscribers”), pursuant to which the 2008 Subscribers purchased convertible notes in the aggregate principal amount of $700,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 2,333,333 shares of BigString's common stock. Each convertible note has a term of three years and accrues interest at a rate of six percent annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.15 per share, as adjusted.  The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time. The warrants have an exercise price of $0.15 per share, as adjusted.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

On August 25, 2008, BigString closed on a financing with Dwight Lane Capital, LLC, a limited liability company in which Todd M. Ross, a former director of BigString, has an interest, and Marc W. Dutton, a former

Index

director of BigString. In connection with such financing, BigString issued Notes in the aggregate principal amount of $250,000 and common stock purchase warrants to purchase up to an aggregate 800,000 shares of BigString's common stock. Each Note had a term of five months and accrued interest at a rate of 12% annually. The warrants have an exercise price of $0.08 per share. In December 2008, the all amounts due under the Notes were paid by BigString, including accrued interest of $9,328, and, as a result, the Notes were cancelled.

As described herein, BigString participated in the State of New Jersey’s Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers.  On December 19, 2007 and December 16, 2008, BigString received net proceeds of $258,854 and $428,137, respectively. BigString may also be able to transfer its unused New Jersey net operating losses in future years and plans to again participate in 2009.

If the revenue from our operations are not adequate to allow us to pay the principal and interest on the outstanding convertible notes, and the convertible notes are not converted into shares of common stock, we will seek additional equity financing and/or debt financing.  It is also possible that we will seek to borrow money from traditional lending institutions, such as banks.

We have completed significant development of our email and messaging services and have made adjustments to our cost structure, such as the elimination of expenses associated with the production of OurPrisoner and the reduction of a portion of compensation costs associated with development.  We have also reduced general expenses such as rent and other discretionary expenses. We also reduced our operating and investing cash expenditures by $344,712, or 29%, for the year ended December 31, 2008 as compared to the prior year.

We expect to continue development on our messaging, email and related service offerings. We expect to continue development on our social network platform. We also expect sales, marketing and advertising expenses and cost of revenues to increase as we promote and grow our products and services.  However, if our revenue and cash balance are insufficient to fund the continued growth of our business, we will seek additional funds.  There can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us.  Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts and could cause us to seek bankruptcy protection. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

Our current officers and directors have not, as of the date of this filing, loaned any funds to BigString. There are no formal commitments or arrangements to advance or loan funds to BigString or repay any such advances or loans.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

BigString is a smaller reporting company and is therefore not required to provide this information.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of BigString called for by this item are submitted under a separate section of this report.  Reference is made to the Index of Financial Statements contained on page F-1 herein.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Index

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate control over financial reporting for BigString.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal controls over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of BigString; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of BigString are being made only in accordance with authorizations of management and directors of BigString; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of BigString’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of BigString’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

Item 9B.	Other Information

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item with respect to BigString’s directors and executive officers is contained in BigString’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2009, under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required under this Item with respect to executive compensation is contained in BigString’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2009, under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-B is contained in BigString’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2009, under the captions “Securities Authorized for Issuance under Equity Compensation Plan” and “Principal Stockholders and Security Ownership of Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is contained in BigString’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2009, under the caption “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in BigString’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 29, 2009, under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

Item 15.	Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGSTRING CORPORATION

Date: March 31, 2009	By:	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darin M. Myman and Adam M. Kotkin and each of them, his true and lawful attorneys-in-fact and agents for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Darin M. Myman	President and Chief Executive Officer and	March 31, 2009
Darin M. Myman	Director (Principal Executive Officer)

/s/ Robert DeMeulemeester	Executive Vice President, Chief Financial Officer	March 31, 2009
Robert DeMeulemeester	and Treasurer and Director (Principal Financial and Accounting Officer)

/s/ Adam M. Kotkin	Chief Operating Officer and Director	March 31, 2009
Adam M. Kotkin

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIGSTRING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, and the period October 8, 2003 (Date of Formation) through December 31, 2008	F-4
Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2008 and 2007, and the period October 8, 2003 (Date of Formation) through December 31, 2008	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007, and the period October 8, 2003 (Date of Formation) through December 31, 2008	F-7
Notes to Consolidated Financial Statements	F-8

Index

[LETTERHEAD OF WIENER, GOODMAN & COMPANY, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BigString Corporation
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheets of BigString Corporation (formerly Recall Mail Corporation) and subsidiaries (collectively, the “Company”) (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Wiener, Goodman & Company, P.C.

WIENER, GOODMAN & COMPANY, P.C.
Eatontown, New Jersey

March 30, 2009

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$178,787	$298,033
Accounts receivable - net of allowance of $660 and $90	15,115	2,609
Prepaid expenses and other current assets	17,922	8,039
Total current assets	211,824	308,681
Property and equipment - net	74,737	162,156
Intangible assets - net	-	1,480,946
Other assets	155,677	156,100
TOTAL ASSETS	$442,238	$2,107,883

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$294,521	$282,524
Accrued expenses	216,938	52,642
Unearned revenue	7,104	9,288
Accrued interest	60,000	31,134
Total current liabilities	578,563	375,588
Long term liabilities:
Long-term debt	892,824	207,304
TOTAL LIABILITIES	1,471,387	582,892

Stockholders’ equity (deficiency):
Preferred stock, $.0001 par value - authorized 1,000,000 shares; outstanding 400,000 and 400,000 shares, respectively	40	40
Common stock, $.0001 par value - authorized 249,000,000 shares; outstanding 52,244,394 and 50,728,237 shares, respectively	5,224	5,073
Additional paid in capital	13,119,632	11,924,977
Deficit accumulated during the development stage	(14,154,045)	(10,405,099)
Total stockholders' equity (deficiency)	(1,029,149)	1,524,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$442,238	$2,107,883

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (A DEVELOPMENT STAGE COMPANY)

			Period
			October 8, 2003
	For the Years Ended		(Date of Formation)
	December 31,		Through
	2008	2007	December 31, 2008
Operating revenues	$61,195	$41,165	$129,154
Operating expenses:(1)
Cost of revenues	89,387	119,772	502,241
Research and development	486,066	485,948	2,080,794
Sales and marketing	178,667	390,347	967,175
General and administrative	1,423,984	1,115,701	4,119,370
Amortization of intangibles	970,362	1,083,213	4,490,190
Impairment of assets	627,584	415,292	1,042,876
Total operating expenses	3,776,050	3,610,273	13,202,646
Loss from operations	(3,714,855)	(3,569,108)	(13,073,492)
Other income (expense):(1)
Interest income	4,266	14,409	72,589
Interest expense	(81,951)	(31,134)	(113,085)
Other, net	(384,543)	(622,205)	(1,247,048)
Total other income (expenses)	(462,228)	(638,930)	(1,287,544)
Loss before income tax benefit	(4,177,083)	(4,208,038)	(14,361,036)
Income tax benefit	428,137	258,854	686,991
Net loss	$(3,748,946)	$(3,949,184)	$(13,674,045)
Net loss per common share:
Basic and diluted	$(0.07)	$(0.08)
Weighted average common shares outstanding:
Basic and diluted	51,668,038	47,503,890

(1)Stock-based and other non-cash compensation by function above:
Cost of revenues	$-	$903	$5,653
Research and development	120,590	47,421	190,973
Sales and marketing	-	134,786	222,725
General and administrative	607,210	489,422	1,566,277
Other, net	-	269,094	269,094
Total stock-based and other non-cash compensation	$727,800	$941,626	$2,254,722

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(A DEVELOPMENT STAGE COMPANY)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balance, October 8, 2003	$-	-	$-	-	$-	$-	$-	$-
Issuance of common stock (at $.0001 per share)	-	-	-	21,210,000	2,121	(2,121)	-	-
Contribution of capital	45,000	-	-	-	-	45,000	-	-
Sale of common stock (at $0.25 per share)	-	-	-	40,000	4	9,996	(10,000)	-
Net loss	(29,567)	-	-	-	-	-	-	(29,567)
Balance, December 31, 2003	15,433	-	-	21,250,000	2,125	52,875	(10,000)	(29,567)
Cash received from prior sale of common stock	10,000	-	-	-	-	-	10,000	-
Sale of common stock (at $0.25 per share)	217,500	-	-	870,000	87	217,413	-	-
Issuance of common stock for services (valued at $0.21 per share)	39,251	-	-	185,000	19	39,232	-	-
Issuance of common stock for acquisition (valued at $0.24 per share)	4,800,000	-	-	20,000,000	2,000	4,798,000	-	-
Issuance of warrants for services (valued at $0.07 per share)	3,500	-	-	-	-	3,500	-	-
Net loss	(729,536)	-	-	-	-	-	-	(729,536)
Balance, December 31, 2004	4,356,148	-	-	42,305,000	4,231	5,111,020	-	(759,103)
Sale of common stock (at $0.25 per share)	230,500	-	-	922,000	92	230,408	-	-
Exercise of warrants (at $0.25 per share)	11,250	-	-	45,000	4	11,246	-	-
Issuance of common stock for services (valued at $0.25 per share)	12,500	-	-	50,000	5	12,495	-	-
Sale of common stock (at $0.16 per share)	1,511,700	-	-	9,448,125	945	1,510,755	-	-
Issuance of warrants for services (valued at $0.07 per share)	179,200	-	-	-	-	179,200	-	-
Net loss	(2,102,587)	-	-	-	-	-	-	(2,102,587)
Balance, December 31, 2005	4,198,711	-	-	52,770,125	5,277	7,055,124	-	(2,861,690)
Redemption of shares from stockholders (at $0.05 per share)	(400,000)	-	-	(8,000,000)	(800)	(399,200)	-	-
Issuance of common stock for consulting services (valued at $0.82 per share)	-	-	-	1,250,000	125	(125)	-	-
Stock-based compensation expense	314,250	-	-	-	-	314,250	-	-
Issuance of warrants for consulting services (valued at $0.08, $0.18 and $0.42 per share)	36,595	-	-	-	-	36,595	-	-
Issuance of common stock for website acquisition (valued at $0.80 per share)	600,000	-	-	750,000	75	599,925	-	-
Sale of preferred stock (at $.0001 per share)	1,860,000	400,000	40	-	-	1,859,960	-	-
Dividends from allocation of proceeds for the beneficial conversion feature of preferred stock	-	-	-	-	-	480,000	-	(480,000)
Exercise of warrants (at $0.16, $0.20 and $0.25 per share)	18,000	-	-	165,000	17	34,233	(16,250)	-
Net loss	(3,114,225)	-	-	-	-	-	-	(3,114,225)
Balance, December 31, 2006	3,513,331	400,000	40	46,935,125	4,694	9,980,762	(16,250)	(6,455,915)
Cash received from prior exercise of warrants	16,250	-	-	-	-	-	16,250	-

Issuance of common stock for consulting services (valued at $0.50 and $0.33 per share)	-	-	-	432,000	43	(43)	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	31,320	-	-	-	-	31,320	-	-
Beneficial conversion feature of convertible promissory notes	666,648	-	-	-	-	666,648	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	155,000	-	-	861,111	86	154,914	-	-
Stock-based compensation expense	672,532	-	-	-	-	672,532	-	-
Issuance of warrants, net (valued at $0.10 per share)	19,094	-	-	-		19,094	-	-
Issuance of common stock for waiver and release (valued at $0.25 per share)	250,000	-	-	1,000,000	100	249,900	-	-
Exercise of warrants (at $0.10 per share)	150,000	-	-	1,500,001	150	149,850	-	-
Net loss	(3,949,184)	-	-	-	-	-	-	(3,949,184)
Balance, December 31, 2007	1,524,991	400,000	40	50,728,237	5,073	11,924,977	-	(10,405,099)
Exercise of warrants (at $0.10 per share)	21,333	-	-	213,333	21	21,312	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	20,000	-	-	111,111	11	19,989	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	76,176	-	-	-	-	76,176	-	-
Beneficial conversion feature of convertible promissory notes	188,740	-	-	-	-	188,740	-	-
Stock-based compensation expense	727,800	-	-	-	-	727,800	-	-
Issuance of common stock for accrued interest (at $0.15 per share)	43,757	-	-	291,713	29	43,728	-	-
Issuance of common stock for website acquisition (valued at $0.13 per share)	117,000	-	-	900,000	90	116,910	-	-
Net loss	(3,748,946)	-	-	-	-	-	-	(3, 748,946)
Balance, December 31, 2008	$(1,029,149)	400,000	$40	52,244,394	$5,224	$13,119,632	$-	$(14,154,045)

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			Period
			October 8, 2003
	For the Years Ended		(Date of Formation)
	December 31,		Through
	2008	2007	December 31, 2008
Cash flows from operating activities:
Net loss	$(3,748,946)	$(3,949,184)	$(13,674,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	1,122,695	1,228,508	4,835,496
Gain on sale of property and equipment	(1,697)	-	(1,697)
Impairment of intangible assets	627,584	415,292	1,042,876
Accretion for beneficial conversion feature and discount on notes	270,436	260,272	530,708
Stock-based compensation	727,800	672,532	1,985,628
Other non-cash compensation	-	269,094	269,094
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(12,506)	(873)	(15,115)
(Increase) in prepaid expenses and other assets	(123,567)	(243,481)	(380,545)
Increase in accounts payable	11,997	199,345	294,521
Increase (decrease) in accrued expenses and other liabilities	236,920	(41,403)	317,630
(Decrease) increase in unearned revenue	(2,184)	4,607	7,104
Net cash used in operating activities	(891,468)	(1,185,291)	(4,788,345)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(262,290)
Sale of property and equipment	50,889	-	50,889
Acquisitions	-	-	(13,000)
Net cash used in investing activities	50,889	-	(224,401)
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	950,000	800,000	1,750,000
Proceeds from issuance of preferred stock, net	-	-	1,860,000
Proceeds from the exercise of common stock warrants and issuance of common stock	21,333	166,250	2,231,533
Payments for redemption of notes	(250,000)	-	(250,000)
Payments for redemption of common stock	-	-	(400,000)
Net cash provided by financing activities	721,333	966,250	5,191,533
Net (decrease) increase in cash	(119,246)	(219,041)	178,787
Cash and cash equivalents - beginning of period	298,033	517,074	-
Cash and cash equivalents - end of period	$178,787	$298,033	$178,787

Supplementary information:
Cash paid during the periods for:
Interest	$9,328	$-	$9,328
Acquisitions	$-	$-	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	117,000	-	5,533,067
Common stock issued to effect acquisition	$117,000	$-	$5,517,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$20,000	$155,000	$175,000
Issuance of common stock for accrued interest	$43,757	$-	$43,757
Common stock issued for services	$341,668	$540,666	$1,161,862
Common stock options issued for services	341,036	86,764	514,273
Common stock warrants issued for services	45,096	45,102	309,493
Total stock-based compensation:	727,800	672,532	1,985,628
Issue of warrants, net	-	19,094	19,094
Issuance of common stock for waiver and release	-	250,000	250,000
Total other non-cash compensation	-	269,094	269,094
Total stock-based and other non-cash compensation	$727,800	$941,626	$2,254,722

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH DECEMBER 31, 2008

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

CASH EQUIVALENTS

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased.  At December 31, 2008 and December 31, 2007, cash equivalents approximated $179,000 and $296,000, respectively.

CERTAIN RISKS AND CONCENTRATION

Financial instruments which potentially subject BigString to concentrations of credit risk consist principally of temporary cash investments.  BigString places its temporary cash investments with quality financial institutions and commercial issuers of short term paper.

BigString grants credit to customers based on an evaluation of the customer’s financial condition, sometimes without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. BigString controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay.  Allowances for the years ended December 31, 2008 and 2007 were $660 and $90, respectively.

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

All research and development for the years ended December 31, 2008 and 2007 was performed internally for the benefit of BigString.  BigString does not perform such activities for others.

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

The impairment analysis of finite-lived intangible assets conducted by BigString indicated that the intangible assets were impaired as of the assessment date. As a result, BigString recorded impairment charges of $627,584 and $415,292 for the years ending December 31, 2008 and 2007, respectfully. See Note 5 of Notes to Consolidated Financial Statements for the detailed information regarding the valuation methods and key assumptions used in coming to this determination.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLES

SFAS No. 142, “Goodwill and other Intangible Assets,” specifies the financial accounting and reporting for acquired goodwill and other indefinite life intangible assets.  Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually.

DEFERRED FINANCING COSTS

Debt issue costs were deferred and amortized in other income (expense) over the term of the related debt. BigString issued notes in August 2008, February 2008 and May 2007 and incurred issuance costs of $18,977, $91,706 and $248,939, respectively, which are being amortized over the term of the notes. Amortization expense related to these costs is included in other, net in the consolidated statements of operations and was $114,107, $92,839 and $206,946 for the years ended December 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through December 31, 2008, respectively.

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

BigString issues shares of common stock to non-employees as stock-based compensation.  BigString accounts for the services using the fair market value of the consideration issued, generally measured at the closing price of BigString’s common stock on the date of the agreement.  For the years ended December 31, 2008 and 2007, BigString recorded compensation expense of $341,668 and $540,666, respectively, in connection with the issuance of these shares.  For the period October 8, 2003 (Date of Formation) through December 31, 2008, BigString recorded compensation expense of $1,161,862 in connection with the issuance of these shares. For the year ended December 31, 2007, BigString also recorded $250,000 other non-cash compensation expense for shares of common stock issued to non-employees.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BigString issues stock purchase warrants to non-employees as stock-based compensation.  The fair values of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model.  For the years ended December 31, 2008 and 2007, BigString recorded compensation expenses of $45,096 and $45,102, respectively, associated with issuances of stock purchase warrants.  For the period October 8, 2003 (Date of Formation) through December 31, 2008, BigString recorded compensation expense of $309,493 in connection with the issuance of stock purchase warrants for services. For the year ended December 31, 2007, BigString also recorded $19,094 other non-cash compensation expense, net for the cancellation and issue of warrants.

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants.  The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model.  For the years ended December 31, 2008 and 2007, BigString recorded compensation expense of $341,036 and $86,764, respectively.  For the period October 8, 2003 (Date of Formation) through December 31, 2008, BigString recorded compensation expense of $514,273.  BigString did not grant stock options prior to 2006.

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

BENEFICIAL CONVERSION FEATURE

When debt or equity is issued which is convertible into common stock at a discount from the common stock market price at the date the debt or equity is issued, a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion is recognized. The beneficial conversion feature is presented as a discount to the related debt, with an offsetting amount increasing additional paid-in capital.

NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value. This standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for BigString upon adoption of SFAS No. 157 on January 1, 2008. BigString will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

significant impact on its consolidated financial position, cash flows and results of operations. In October 2008, the FASB issued FASB Staff Position SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately. The application of the provisions of FSP 157-3 did not materially impact BigString’s consolidated financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  BigString is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial position, cash flows and results of operations.

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

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations.” This statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. BigString will adopt SFAS No. 141(R) on January 1, 2009, as required, and does not believe it will have a material impact on its consolidated financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 did not have a material impact on BigString’s consolidated financial position, cash flows and results of operations.

NOTE 2. GOING CONCERN

For the year ended December 31, 2008, BigString’s consolidated financial statements reflect a net loss of $3,748,946, net cash used in operations of $891,468, a working capital deficit of $366,739, a stockholders’ deficit accumulated during the development stage of $14,154,045 and a cumulative net loss of $13,674,045.  These matters raise doubt about the ability of BigString to continue as a going concern.  BigString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3. ACQUISITIONS

On July 9, 2008, BigString completed the acquisition of the website, BuddyStumbler, pursuant to an asset purchase agreement.  BigString issued 900,000 shares to the sellers. The market value of BigString’s common stock on July 9, 2008 was $0.13 per share. The purchase price of $117,000 has been allocated to intangible assets based on estimated fair value.  The acquisition includes right, title and interest in domain names, customer and member lists and source code.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2008	2007
Computer equipment and internal software	$177,326	$255,171
Furniture and fixtures	5,848	5,969
	183,174	261,140
Less accumulated depreciation	108,437	98,984
	$74,737	$162,156

Depreciation expense for the years ended December 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through December 31, 2008, was $38,226, $52,456 and $138,359, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of patent application and trademark, logos, source codes and websites.  Amounts assigned to these intangibles have been determined by management.  Management considered a number of factors in determining the allocations, including an independent formal appraisal.  Other intangibles are being amortized over five years.

Other intangible assets consist of the following:

	December 31,
	2008	2007
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	730,000	613,000
	5,533,067	5,416,067
Impairment	(1,042,876)	(415,292)
	4,490,191	5,000,775
Accumulated amortization	4,490,191	3,519,829
	$-	$1,480,946

Amortization expense was $970,362, $1,083,213 and $4,490,191 for the years ended December 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through December 31, 2008, respectively.

Other intangibles are tested annually for impairment. If events indicate that impairment could exist, a recoverability test is performed comparing future net cash flows from the asset to the carrying value of the asset. If the recoverability test indicates the asset is impaired and the asset carrying amount is greater than fair market value, an impairment charge adjusts the carrying value to fair market value. Continuing losses associated with the assets indicated that impairments may exist.

In 2008, the recoverability test for the patent application and trademark assets indicated impairment. The fair market value, based on weighted, discounted cash flows and disposition values, was not material, and an impairment loss of $520,334 for the carrying amount was recognized.

In 2008, the recoverability test for the logos, websites and source codes, which primarily include the website BuddyStumbler, indicated impairment. The fair market value, based on weighted, discounted cash flows and disposition values, was not material, and an impairment loss of $107,250 for the carrying amount was recognized.

In 2007, the recoverability test for the logos, websites and source codes, which primarily include the websites FindItAll, AmericanMoBlog and DailyLOL, indicated impairment. The fair market value, based on weighted, discounted cash flows and disposition values, was not material, and an impairment loss of $415,292 for the carrying amount was recognized.

In June 2008, BigString entered into an asset purchase agreement to sell FindItAll and AmericanMoBlog for a nominal fee and 20,000,000 shares of common stock in FindItAll, Inc. The shares and fee were received in July

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008. Fair market value was determined using the cost method of investment because BigString has determined that this is a passive investment in a non-marketable equity and BigString does not have significant influence over the company.

Estimated remaining amortization expenses for intangible assets for the next five years is zero. The remaining intangible asset weighted-average useful life is 0 years.

NOTE 6. OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income, interest expense, and other, net.

Interest income was $4,266, $14,409 and $72,589 for the years ended December 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through December 31, 2008, respectively.

Interest expense consists of interest on convertible debt, generally payable on each anniversary date of the promissory notes, and is included in accrued interest. Interest expense was $81,951, $31,134 and $113,085 for the years ended December 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through December 31, 2008, respectively.

The components of other, net consist of expenses related to the convertible debenture financing, preferred stock financing and warrant and common stock financings and are as follows:

	Years ended		Period October 8, 2003 (Date of Formation)
	December 31,		Through
	2008	2007	December 31, 2007
Amortization of debt issue costs	$114,107	$92,839	$206,946
Amortization of promissory note discount	29,943	11,664	41,607
Amortization of beneficial conversion feature	240,493	248,608	489,101
Investment banking expenses	-	269,094	509,394
	$384,543	$622,205	$1,247,048

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

BigString participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the years ended December 31, 2008 and 2007 and for the period October 8, 2003 (Date of Formation) through December 31, 2008, BigString recorded a net state tax benefit of $428,137, $258,854 and $686,991, respectively, as a result of its sale of New Jersey state net operating losses and New Jersey state research and development credits. For the years ended December 31, 2008 and 2007 and for the period October 8, 2003 (Date of Formation) through December 31, 2008, proceeds from the sale of the net operating loss were $482,480, $294,189 and $776,669, respectively. Since New Jersey law provides that net operating losses can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey net operating losses in future years.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets include net operating loss carry forwards and research and development credits. A valuation allowance is provided when it is

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances for the years ending December 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through December 31, 2008, have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continues to incur losses.

At December 31, 2008, BigString has available net operating loss carry forwards of approximately $12.6 million for federal income tax reporting purposes and $5.0 million for state income tax reporting purposes which expire in various years through 2028. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, BigString’s net operating loss carry forwards available to offset future federal taxable income may be limited. Similarly, BigString may be restricted in using its research credit carry forwards to offset future federal income tax expense.

NOTE 8. SHORT-TERM DEBT

On August 25, 2008, BigString closed on a financing. Providing the financing were Dwight Lane Capital, LLC, a limited liability company in which Todd M. Ross, a director of BigString, has an interest, and Marc W. Dutton, a director of BigString. In connection with such financing, BigString issued promissory notes in the aggregate principal amount of $250,000 and common stock purchase warrants to purchase up to an aggregate 800,000 shares of BigString's common stock. Each note has a term of five months and accrued interest at a rate of 12% annually. The warrants have an exercise price of $0.08 per share.

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

In December 2008, all amounts due under the notes were paid by BigString, including accrued interest of $9,328, and, as a result, the notes were cancelled.

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

Each convertible note has a term of three years and accrues interest at a rate of 6% annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.15 per share, as adjusted. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time. The warrants have an exercise price of $0.15 per share, as adjusted.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each convertible note has a term of three years and accrues interest at a rate of 6% annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of BigString’s common stock at a conversion price of $0.15 per share, as adjusted.  The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time. The warrants have an exercise price of $0.30 per share, as adjusted.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

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

Information regarding the convertible notes outstanding at December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
Convertible note, May 1, 2007	$625,000	$645,000
Beneficial conversion feature	(231,477)	(418,040)
Note Discount	(10,873)	(19,656)
	382,650	207,304

Convertible note, February 29, 2009	700,000	-
Beneficial conversion feature	(134,810)	-
Note Discount	(55,016)	-
	510,174	-
	$892,824	$207,304

For the years ending December 31, 2008 and 2007, $20,000 and $155,000 of the convertible notes dated May 1, 2007 were converted resulting in 111,111 and 861,111, respectively, shares of BigString’s common stock being issued to the holders of the convertible notes. For the year ending December 31, 2008, there were no conversions of the convertible notes dated February 29, 2008.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ending December 31, 2008, BigString issued 291,713 shares of BigString’s common stock in lieu of $43,757 of accrued interest. Future accrued interest payments, which may include shares of BigString’s common stock in lieu of accrued interest, on the May 1, 2007 and February 29, 2008 convertible notes are currently estimated as follows:

Accrued
Years Ending	Interest
December 31,	Payments
2009	$79,500
2010	79,500
2011	42,000
$201,000

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

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11. PREFERRED STOCK

On May 19 2006, BigString issued a total of 400,000 shares of Series A Preferred Stock, par value $0.0001 per share, and warrants to purchase 1,000,000 shares of its common stock to Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., for an aggregate purchase price of $2,000,000.  The shares of Series A Preferred Stock are convertible under certain circumstances into shares of BigString’s common stock, and have certain dividend, voting, liquidation and conversion rights.   The warrants are convertible into shares of BigString’s common stock at an exercise price per share of $1.25, as adjusted.  BigString has registered the shares of common stock issuable upon conversion of the shares of Series A Preferred Stock and the shares of common stock underlying the warrants.  In conjunction with this transaction, BigString incurred a fee of $140,000, which is included in additional paid in capital.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 2, 2006, BigString granted warrants to purchase shares of BigString’s common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc.  A total of $135,300 of the deferred compensation in connection with the warrants is being expensed over a period of 36 months.  For the years ended December 31, 2008 and 2007, BigString expensed $45,102 and $45,102, respectively, in connection with these services, and the balance of $15,031 of total unrecognized compensation cost is included within paid-in-capital on BigString’s consolidated balance sheet.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.42 and $0.18 per share.

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

As discussed in Note 9, on May 1, 2007, BigString granted warrants to purchase up to 1,991,112 shares of BigString's common stock to the 2007 Subscribers and the Finder.  Each of the warrants has a term of five years

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from May 1, 2007 and was fully vested on the date of issuance. The warrants are exercisable at $0.30 per share of common stock, as adjusted.  A total of $31,320 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value.

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

As discussed in Note 9, on February 29, 2008, BigString granted warrants to purchase up to 2,706,666 shares of BigString's common stock to the 2008 Subscribers and Finder.  Each of the warrants has a term of five years from February 29, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.15 per share of common stock, as adjusted.  A total of $76,176 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value.

As discussed in Note 8, on August 25, 2008, BigString granted warrants to purchase up to 800,000 shares of BigString's common stock to Dwight Lane Capital, LLC and Marc W. Dutton.  Each of the warrants has a term of ten years from August 25, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.08 per share of common stock.  The warrants did not have a conversion discount, and accordingly, no proceeds for the convertible notes and warrants was allocated to the warrants, based on fair value, and included as additional paid in capital. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers and 2008 Subscribers and Finder were adjusted; this adjustment was not material.

Information regarding the warrants outstanding, all of which are exercisable, for 2008 and 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2007	3,943,545	$0.52
Warrants granted	3,704,446	$0.21
Warrants exercised	(1,500,001)	$0.10
Warrants cancelled/forfeited/expired	(1,763,334)	$0.30
Warrants outstanding at December 31, 2007	4,384,656	$0.50	4.3	$211,916
Warrants granted	9,206,666	$0.10
Warrants exercised	(213,333)	$0.10
Warrants cancelled/forfeited/expired	(2,984,444)	$0.16
Warrants outstanding at December 31, 2008	10,393,545	$0.25	4.2	$-
Warrants exercisable at December 31, 2007	4,384,656	$0.50	4.3	$211,916
Warrants exercisable at December 31, 2008	10,393,545	$0.25	4.2	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock on December 31, 2007 and 2008 and the exercise

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on December 31, 2007 and 2008, respectively.

Warrants granted during the years ended December 31, 2008 and 2007 were 9,206,666 and 3,704,446, respectively.  For the period October 8, 2003 (Date of Formation) through December 31, 2008, warrants to purchase a total of 17,064,657 shares of BigString’s common stock were granted. The weighted average grant date fair value of warrants granted in the years ended December 31, 2008 and 2007 was $0.05 and $0.13, respectively.

Warrants exercised during the years ended December 31, 2008 and 2007 were 213,333 and 1,500,001, respectively.  Cash received during the years ended December 31, 2008 and 2007 from the exercise of warrants was $21,333 and $166,250, respectively.  For the period October 8, 2003 (Date of Formation) through December 31, 2008, a total of 1,923,334 shares of BigString’s common stock were purchased upon the exercise of warrants. The total intrinsic value of warrants exercised in the years ended December 31, 2008 and 2007 was $29,867 and $243,556, respectively.

During the year ended December 31, 2007 and the period October 8, 2003 (Date of Formation) through December 31, 2008, warrants to purchase a total of 50,000 shares of BigString’s common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. During the years ended December 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through December 31, 2008, warrants to purchase a total of 2,984,444, 1,713,334 and 4,697,778 shares of common stock, respectively, were cancelled with an aggregate intrinsic value of $0 at the date of cancellation.

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

On July 11, 2006, BigString approved the grant of a non-qualified stock option to purchase 575,100 shares of BigString’s common stock to a vendor. The non-qualified stock option has a term of five years from July 11, 2006 and an exercise price of $0.32 per share.  For the year ended December 31, 2006, BigString recorded a consulting expense of $47,775 in connection with the contractual relationship between Mr. Vogel and BigString.

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

On October 13, 2008, BigString granted incentive stock options to purchase 300,000 shares of BigString’s common stock under its Equity Incentive Plan to a BigString employee.  Incentive stock options were granted at an exercise price of $0.10 per underlying share with 25% vesting every three months for one year.

On November 17, 2008, BigString granted non-qualified stock options to purchase 300,000 shares of BigString’s common stock to a BigString vendor under a partnering arrangement.  The stock options were granted at an exercise price of $0.08 per underlying share with 25% vesting every three months for one year.

For the years ended December 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through December 31, 2008, BigString recorded stock-based option compensation expense of $341,036, $86,764 and $514,273, respectively.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures.

Information regarding the stock options outstanding during the years ended December 31, 2008 and 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	5,595,100	$0.50
Options granted	2,075,000	$0.18
Options exercised	-	$-
Options cancelled/forfeited/expired	(520,000)	$0.43
Options outstanding at December 31, 2007	7,150,100	$0.41	7.7	$221,575
Options granted	4,980,000	$0.20
Options exercised	-	$-
Options cancelled/forfeited/expired	(2,180,000)	$0.27
Options outstanding at December 31, 2008	9,950,100	$0.33	5.5	$-
Options exercisable at December 31, 2007	3,012,600	$0.36	5.5	$12,000
Options exercisable at December 31, 2008	7,175,100	$0.32	5.6	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock on December 31, 2007 and 2008 and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money warrants had been exercised on December 31, 2007 and 2008, respectively.

Options granted during the years ended December 31, 2008 and 2007 were 4,980,000 and 2,075,000, respectively.  For the period October 8, 2003 (Date of Formation) through December 31, 2008, options to purchase a total of 12,650,100 shares of BigString’s common stock were granted. The weighted average grant date fair value of options granted in the years ended December 31, 2008 and 2007 was $0.07 and $0.05, respectively.

No options were exercised, and no cash received from option exercises and purchases of shares for the years ended December 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through December 31, 2008. The

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

total tax benefit attributable to options exercised in the years ended December 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through December 31, 2008 was $0.

During the years ended December 31, 2008 and 2007 and the period October 8, 2003 (Date of Formation) through December 31, 2008, options to purchase a total of 2,180,000, 520,000 and 2,700,000 shares of BigString’s common stock were cancelled, forfeited or expired with an aggregate intrinsic value of $0 at the date of expiration.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Years Ended December 31,		Period October 8, 2003 (Date of Formation) Through
	2008	2007	December 31, 2008
Risk-free interest rate	1.79%	3.61%	3.52%
Expected volatility	99%	69%	67%
Expected life (in years)	1.5	1.5	2.0
Dividend yield	-	-	-

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which require BigString to pay certain executory costs (such as insurance and maintenance). Future minimum lease payments for operating leases are approximately as follows:

Years Ending December 31,	Minimum Lease Payments
2009	$12,247
$12,247

Rental expense was $36,400, $47,720 and $195,109 for the years ended December 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through December 31, 2008, respectively.

Computer co-location, power and Internet access expense was $56,728, $55,583 and $181,882 for the years ended December 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through December 31, 2008, respectively.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services.  In consideration for services performed, BigString agreed to issue to Howard Greene 140,000 shares of common stock in April, 2005 and 192,000 shares of common stock in February, 2007.  Total public relation expenses, including the services of Greene Inc. Communications, were $155,351 and $42,944 for the years ended December 31, 2008 and 2007, and $301,799 for the period October 8, 2003 (Date of Formation) through December 31, 2008. Share-based compensation for the year ended December 31, 2007 was $96,000.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc.  In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (1) 1,250,000 shares of common stock, (2) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (3) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00.  BigString incurred corresponding consulting expenses of $386,764, $386,768 and $1,031,374 for the years ended December 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through December 31, 2008, respectively.

On February 28, 2008, BigString signed a three month, renewable, consulting agreement with OTC Financial Network, a division of National Financial Communications Corp., to provide investor relations services. Expenses for the year ended December 31, 2008 were $80,000.

On March 18, 2008, BigString signed a month-to-month consulting agreement with Jayson Marketing Group, Inc. to provide public relations and event marketing services. Expenses for the year ended December 31, 2008 were $39,587.

On April 1, 2008, BigString signed an agreement with Medialink Worldwide, Inc. to provide media services. Expenses for the year ended December 31, 2008 were $23,000.

On April 2, 2008, BigString signed a one month agreement with Coburn Communications, Inc. for Bill Stanton to provide public relations and marketing services. Expenses for the year ended December 31, 2008 were $31,000.

On July 1, 2008, BigString signed a one month agreement with Lebed Biz, LLC to provide investor relations services. Expenses for the year ended December 31, 2008 were $20,000.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising revenues, to its marketing affiliates.  As of December 31, 2008 and 2007, and for the period October 8, 2003 (Date of Formation) through December 31, 2008, these commitments were not material.

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

As of December 31, 2008, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

NOTE 14. SUBSEQUENT EVENTS

None.

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

4.4
Non-Negotiable Convertible Promissory Note, dated August 25, 2008, issued to Dwight Lane Capital, LLC, in the amount of $175,000, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 27, 2008.

4.5
Non-Negotiable Convertible Promissory Note, dated August 25, 2008, issued to Marc W. Dutton, in the amount of $75,000, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 27, 2008.

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

10.24	Lease between BigString, as Tenant, and Walter Zimmerer & Son, as Landlord, dated February 3, 2009, for the premises located at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701.

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

10.39
Common Stock Purchase Warrant, dated August 25, 2008, issued to Dwight Lane Capital, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 27, 2008,

10.40	Common Stock Purchase Warrant, dated August 25, 2008, issued to Marc W. Dutton, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 27, 2008.

21.1	Subsidiaries of BigString.

23.1	Consent of Wiener, Goodman and Company, P.C., independent registered public accountants, as to the report relating to the consolidated financial statements of BigString.

24.1	Powers of Attorney of officers and directors of BigString, included in the signature page to this report.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Index

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.