Form 10-K/A
period 2008-12-31
BigString CORP
filed 2009-04-30
CIK 1335282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

At March 30, 2009, there were 52,769,394 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K, as amended, and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission (the “SEC”) from time to time, including our registration statement on Form SB-2 (Registration No. 333-143793), filed with the SEC on June 15, 2007, and the subsequent amendments and supplements thereto.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009, to include the information required to be disclosed in Part III thereof. As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as exhibits herewith, and as such, we have also included Item 15, “Exhibits and Financial Statement Schedules,” as part of this Amendment No. 1. As further required by Rule 12b-15, this Amendment No. 1 sets forth the complete text of each item as amended.

This Amendment No. 1 does not affect any other section of the Form 10-K not otherwise discussed herein and continues to speak as of the date of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Registrant’s other filings made with the SEC subsequent to the filing of the Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Each director serves for a term set to expire at the next annual meeting of stockholders of BigString. The name, age, principal occupation or employment and biographical information of each member of the Board of Directors of BigString who served as of December 31, 2008 are set forth below:

Name and Address	Age	Principal Occupation or Employment

Darin M. Myman	44	President and Chief Executive Officer of BigString

Robert S. DeMeulemeester	42	Executive Vice President, Chief Financial Officer and Treasurer of BigString

Adam M. Kotkin	29	Chief Operating Officer and Secretary of BigString

Todd M. Ross	35	President and Chief Executive Officer of TM Ross Insurance Brokerage, LLC

Marc W. Dutton	38	President – FJA-US Inc.

On March 12, 2009, directors Todd M. Ross and Marc W. Dutton tendered their resignations from the Board of Directors of BigString, citing the current adverse economic climate and the need to focus on other business activities as the reasons for their resignations.  Their resignations were effective immediately.

There are no family relationships among BigString’s directors and executive officers. None of the directors of BigString is a director of any company registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Biographical Information

Darin M. Myman is a co-founder of BigString and has served as the President and Chief Executive Officer of BigString since its inception on October 8, 2003. He also has served as a member of BigString’s Board of Directors since BigString’s inception. From November 2001 until October 2003, Mr. Myman was a self-employed Internet marketing and business consultant and, from March 2001 until November 2001, he served as Executive Vice President of InsuranceGenie.com. Prior to his employment by InsuranceGenie.com, Mr. Myman was a co-founder and Chief Executive Officer of LiveInsurance.com, the first online insurance brokerage agency, from March 1999 until December 2000. Prior to co-founding LiveInsurance.com, he served as a Vice President of the online brokerage services unit of Westminster Securities Corporation from January 1995 until March 1999.

Robert S. DeMeulemeester has served as Executive Vice President, Chief Financial Officer and Treasurer of BigString since September 2006. He also has served as a member of BigString’s Board of Directors since May 30, 2007. Prior to joining BigString, from January 1998 to January 2006, Mr. DeMeulemeester served as managing director and treasurer of Securities Industry Automation Corporation (“SIAC”), a New York based provider of automated information and communication systems that supports the NYSE Group, the American Stock Exchange and related affiliates. Mr. DeMeulemeester also served as managing director, CFO and controller of Sector, Inc., a New York based provider of connectivity solutions, managed services and market data content for the financial services industry and a subsidiary of SIAC. Prior to his employment with SIAC and Sector, Inc., Mr. DeMeulemeester was employed at Honeywell International Inc., located in Teterboro, NJ, Pacific Bell, located in San Francisco, CA, and Accenture, located in New York, NY. Mr. DeMeulemeester earned his MBA in 1993 at Columbia Business School, Columbia University and his BS in Industrial Engineering at Lehigh University in 1989.

Adam M. Kotkin is a co-founder of BigString and has served as the Chief Operating Officer of BigString since its inception on October 8, 2003, and as Secretary since August 17, 2005. He also has served as a member of BigString’s Board of Directors since June 29, 2005. Prior to joining BigString, from June 2002 until December 2003, Mr. Kotkin was a paralegal in the law firm of Swidler, Berlin, Shereff & Friedman, LLP. From April 2001 until August 2001, he served as a business manager for InsuranceGenie.com. Prior thereto, Mr. Kotkin served as business developer and sales manager at LiveInsurance.com from March 1999 until December 2000. Mr. Kotkin graduated with distinction from New York University with a BA in Economics.

Todd M. Ross has served as a member of BigString’s Board of Directors since June 29, 2005 and served as BigString’s Chief Financial Officer from January 2005 until September 2006.  Since September 2005, Mr. Ross has also served as President and CEO of TM Ross Insurance Brokerage, LLC and served as President and CEO of H.K. Ross Corp. from November 2002 to September 2005.  Prior to his formation of H.K. Ross Corp., Mr. Ross served as In-house Counsel and Chief Financial Officer for LiveInsurance.com from January 2000 to December, 2000.  From January 1998 until December 1999, Mr. Ross worked for the NIA Group, one of the largest privately held insurance brokerage firms in the United States.  Mr. Ross graduated from the University of Wisconsin-Madison with a BA in Political Science in May 1994 and earned his JD at Hofstra University School of Law in May 1997.  Mr. Ross anticipates receiving his MBA in Professional Accounting and Finance and a Masters in Taxation from Fordham University Graduate School of Business by the end of 2009.

Marc W. Dutton currently serves as the President of FJA-US and FJA-US, Australia (formerly known as Finansys), an industry leader in insurance technology solutions.  Mr. Dutton joined FJA-US in 1996 and prior to serving as President, he served as Managing Director, Vice President of Sales and other sales management positions.  He received a Bachelor of Science Degree from the University of Albany in May of 1991.  Mr. Dutton has served on the Board of Directors of BigString since June 29, 2005.

Executive Officers

The name, age, current position and biographical information of each executive officer of BigString are set forth below:

Name	Age	Position

Darin M. Myman	44	President and Chief Executive Officer

Robert S. DeMeulemeester	42	Executive Vice President, Chief Financial Officer and Treasurer

Adam M. Kotkin	29	Chief Operating Officer and Secretary

For the biographical information for the above listed executive officers, see “Directors.”

Section 16 Compliance

Section 16(a) of the Exchange Act requires BigString’s executive officers and directors, and persons who own more than ten percent of a registered class of BigString’s equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulation to furnish BigString with copies of all Forms 3, 4 and 5 they file.

BigString believes that all filings required to be made by its executive officers and directors pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed.

Chief Executive and Senior Financial Officer Code of Ethics

The chief executive and senior financial officers of BigString are held to the highest standards of honest and ethical conduct when conducting the affairs of BigString. All such individuals must act ethically at all times in accordance with the policies contained in BigString’s Chief Executive and Senior Financial Officer Code of Ethics. Copies of the Chief Executive and Senior Financial Officer Code of Ethics will be furnished without charge upon written request received from any shareholder of record. Requests should be directed to BigString Corporation, 157 Broad Street, Suite 109, Red Bank, New Jersey 07701, Attention: Secretary.

Audit Committee

The Audit Committee of the Board is responsible for developing and monitoring the audit of BigString. The Audit Committee selects the outside auditor and meets with the Board to discuss the results of the annual audit and any related matters. The Audit Committee also receives and reviews the reports and findings and any other information presented to members of the Audit Committee by the officers of BigString regarding financial reporting policies and practices.

For the year ended December 31, 2008, the Audit Committee consisted of directors Marc W. Dutton and Todd M. Ross. Mr. Ross served as the Chair of the Audit Committee. Mr. Dutton is the only director who served on the Audit Committee in fiscal 2008 who qualified as an independent director under NASDAQ’s definition of “independent director.” In addition, the Board has determined that Mr. Ross qualifies as a financial expert under the rules of the Securities and Exchange Commission. The Audit Committee selected the accounting firm of Wiener, Goodman & Company, P.C. to act as BigString’s independent public accounting firm for the year ended December 31, 2008 and audit the financial statements of BigString for such year. The Audit Committee met once during 2008, with all members attending such meeting.

Item 11.                 Executive Compensation.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to BigString for the years ended December 31, 2008 and 2007. The Named Executive Officers are (1) Darin M. Myman, President and Chief Executive Officer, (2) Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer and Treasurer, and (3) Adam M. Kotkin, Chief Operating Officer and Secretary (the “Named Executive Officers”).

2008 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Darin M. Myman, President and Chief Executive Officer	2008 2007	$ 126,000 $ 142,000	$ --- $ ---	$ --- $ ---	$ 21,632 $ ---	$ --- $ ---	$ --- $ ---	$ 14,919 (2) $ 13,023 (2)	$ 162,551 $ 155,023
Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer and Treasurer	2008 2007	$ 137,400 $ 129,999	$ --- $ ---	$ --- $ ---	$ 67,593 $ 11,175	$ --- $ ---	$ --- $ ---	$ --- $ ---	$ 204,993 $ 141,174
Adam M. Kotkin, Chief Operating Officer and Secretary	2008 2007	$ 87,800 $ 84,000	$ --- $ ---	$ --- $ ---	$ 110,551 $ 38,412	$ --- $ ---	$ --- $ ---	$ 16,339 (3) $ 19,656 (3)	$ 214,690 $ 142,068

________________________________

(1)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008 and 2007 in accordance with FAS 123(R), of stock option awards pursuant to the Equity Incentive Plan (as defined below). The fair value of each option award is estimated on the date of grant using the Black-Scholes model.

(2)
Represents amounts reimbursed for automobile expenses paid by Mr. Myman in 2008 and 2007 which relate to BigString’s promotional vehicle. Mr. Myman primarily uses the vehicle for advertising and promotional purposes on behalf of BigString.

(3)	Represents amounts reimbursed for automobile expenses.

Chief Financial Officer - Employment Agreement

Mr. DeMeulemeester and BigString entered into a letter agreement, effective September 18, 2006 (the “Letter Agreement”), pursuant to which BigString has employed Mr. DeMeulemeester as Executive Vice President, Chief Financial Officer and Treasurer of BigString, on an “at will” basis, whereby either BigString or Mr. DeMeulemeester can terminate his employment at any time for any reason or no reason. Pursuant to the terms of the Letter Agreement, BigString will pay Mr. DeMeulemeester an annual base salary of $130,000, which base salary will increase to $200,000 in the event BigString participates in one or more offerings of its securities and BigString receives, in the aggregate, more than $2,000,000 in net proceeds from such offering(s). At such time, Mr. DeMeulemeester will receive a lump sum payment, subject to any withholding required by law, equal to the difference between (a) the total amount of base salary paid to him up until the date of the increase to his base salary and (b) the total amount of base salary that would have been paid to him up until the date of the increase to his base salary, if his base salary was $200,000 as of September 18, 2006.

Mr. DeMeulemeester is also entitled to benefits afforded to all full-time employees of BigString, including medical and dental, as applicable. Moreover, Mr. DeMeulemeester may be eligible for certain bonuses in connection with his performance, to be determined and awarded in the sole discretion of BigString’s Board of Directors and Compensation Committee.

In connection with BigString’s employment of Mr. DeMeulemeester, BigString granted him an incentive stock option to purchase 1,800,000 shares of BigString’s common stock, par value $.0001 per share (“Common Stock”). See “Outstanding Equity Awards at Fiscal Year-End.” The incentive stock option was granted under the BigString Corporation 2006 Equity Incentive Plan (the “Equity Incentive Plan”). When vested, 400,000 shares of Common Stock subject to the incentive stock option will be eligible for purchase at $0.24, the per share price equal to the Fair Market Value (as such term is defined in the Equity Incentive Plan) of one share of Common Stock on date of grant; 600,000 shares of Common Stock will be eligible for purchase at $0.50 per share; 400,000 shares of Common Stock will be eligible for purchase at $0.90 per share; and 400,000 shares of Common Stock will be eligible for purchase at $1.25 per share. The incentive stock options will vest quarterly over a three year period in order of exercise price, with the shares with the lower exercise price vesting first. As provided for in the Equity Incentive Plan, the incentive stock options will fully vest in connection with a Change of Control (as such term is defined therein).

In the event Mr. DeMeulemeester’s employment is terminated by BigString for any reason other than Cause (as defined in the Letter Agreement) after BigString is in receipt of more than $2,000,000 in net proceeds as a result of one or more offerings of its securities, or if Mr. DeMeulemeester’s employment is terminated by BigString or a successor entity for any reason other than Cause after or in connection with a Change of Control (as defined in the Equity Incentive Plan), Mr. DeMeulemeester will receive a lump sum payment equal to two months of his base salary, subject to any withholding required by law, within three days of the date his employment is terminated.

No other officer or employee of BigString has an employment agreement with BigString. At the discretion of our Board of Directors, BigString may in the future enter into employment agreements with one or more of its officers or other employees.

2006 Equity Incentive Plan

Pursuant to the Equity Incentive Plan, which was approved by the stockholders of BigString at its 2006 annual meeting of stockholders, options to purchase up to 15,000,000 shares of Common Stock may be granted to employees and directors of BigString who are in a position to make significant contributions to the success of BigString. As of December 31, 2008, stock options to purchase 9,375,000 shares of Common Stock were outstanding under the Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of outstanding stock options, and the number of securities remaining available for issuance as of December 31, 2008 were as follows:

2008 EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,375,000 (2)	$0.33	5,625,000

Equity compensation plans not approved by security holders	10,968,645 (3)	$0.25	---

Total	20,343,645	$0.29	5,625,000
________________________________

(1)
BigString currently has no equity compensation plan other than the Equity Incentive Plan described herein.  With the exception of a non-qualified stock option to purchase 575,100 shares of Common Stock issued to Mr. Kieran Vogel in connection with his participation in BigString’s OurPrisoner program, all outstanding stock options have been granted under the Equity Incentive Plan.

(2)	Represents options to purchase Common Stock outstanding at December 31, 2008 issued under the Equity Incentive Plan. See discussion above for additional information.

(3)
Includes warrants to purchase 10,393,545 shares of Common Stock which were issued and outstanding as of December 31, 2008 and 575,100 shares of Common Stock subject to an outstanding non-qualified stock option issued to Kieran Vogel in connection with his participation in BigString’s OurPrisoner program.

Equity Compensation Arrangements Not Approved by Stockholders

Warrant Grants During the Year Ended December 31, 2008

On February 29, 2008, BigString entered into a subscription agreement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Small Cap Opportunities LP (collectively, the “2008 Subscribers”), pursuant to which the 2008 Subscribers purchased convertible promissory notes in the aggregate principal amount of $700,000, which promissory notes are convertible into shares of BigString’s Common Stock, and warrants to purchase up to 2,333,333 shares of BigString’s Common Stock. Each promissory note has a term of three (3) years and accrues interest at a rate of 6% annually. The holder of a convertible promissory note has the right from and after the issuance thereof until such time as the convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of Common Stock at a conversion price of $0.15 per share (as adjusted). The conversion price and number and kind of shares to be issued upon conversion of the convertible promissory note are subject to adjustment from time to time. Each of the warrants issued to the 2008 Subscribers has a term of five (5) years from February 29, 2008 and was fully vested on the date of issuance. The outstanding warrants are exercisable at $0.15 per share of common stock, as adjusted. The number of shares of Common Stock underlying each warrant and the exercise price are subject to certain adjustments.

BigString also issued to Gem Funding LLC (the “Finder”) warrants to purchase an aggregate of 373,333 shares of BigString’s Common Stock. The Finder’s warrants are similar to and carry the same rights as the warrants issued to the 2008 Subscribers.

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

Additional Outstanding Warrants at December 31, 2008

On September 23, 2005, BigString granted two warrants to Shefts Associates, Inc. as payment for consulting services. 1,196,707 shares of Common Stock remain available for purchase under one warrant at a per share purchase price of $0.16 and 1,146,838 shares of Common Stock remain available for purchase under one warrant at a per share purchase price of $0.20. Each of these warrants is set to expire on September 23, 2010.

On May 2, 2006, BigString granted two warrants to Lifeline Industries, Inc. as payment for consulting services. 225,000 shares of Common Stock remain available for purchase under one warrant at a per share purchase price of $0.48 and 225,000 shares of Common Stock remain available for purchase under one warrant at a per share purchase price of $1.00. Each of these warrants is set to expire on May 2, 2011.

On May 19, 2006, BigString granted a warrant to each of Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., and Tudor Proprietary Trading, L.L.C. as part of an investment. An aggregate of 1,000,000 shares of Common Stock remain available for purchase under each warrant at a per share purchase price of $1.25. Each of these warrants is set to expire on May 19, 2016.

On July 11, 2006, BigString issued a non-qualified stock option to purchase 575,100 shares of Common Stock to Kiernan Vogel in connection with his participation in BigString’s OurPrisoner program. The non-qualified stock option has a term of five years from July 11, 2006 and an exercise price of $0.32 per share.

On December 1, 2006, BigString granted a warrant to each of two consultants as payment for advisory services. 100,000 shares of Common Stock in the aggregate remain available for purchase under each warrant at a per share purchase price of $0.50. Each of these warrants is set to expire on December 1, 2011.

On May 1, 2007, BigString entered into a subscription agreement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear (collectively, the “2007 Subscribers”), pursuant to which the 2007 Subscribers purchased convertible promissory notes in the aggregate principal amount of $800,000, which promissory notes are convertible into shares of BigString’s Common Stock, and warrants to purchase up to 1,777,778 shares of BigString’s Common Stock. Each promissory note has a term of three (3) years and accrues interest at a rate of 6% annually. The holder of a convertible promissory note has the right from and after the issuance thereof until such time as the convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of Common Stock at a conversion price of $0.15 per share (as adjusted). The conversion price and number and kind of shares to be issued upon conversion of the convertible promissory note are subject to adjustment from time to time. Each of the warrants issued to the 2007 Subscribers has a term of five years from May 1, 2007 and was fully vested on the date of issuance. The outstanding warrants are exercisable at $0.30 per share of common stock (as adjusted). The number of shares of Common Stock underlying each warrant and the exercise price are subject to certain adjustments.

BigString also issued to Gem Funding LLC, the Finder, warrants to purchase an aggregate of 213,333 shares of BigString’s Common Stock. The Finder’s warrants are similar to and carry the same rights as the warrants issued to the 2007 Subscribers.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about all equity compensation awards held by the Named Executive Officers at December 31, 2008:

Outstanding Equity Awards for Year Ended December 31, 2008
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Darin M. Myman, President and Chief Executive Officer	4/11/08	250,000		250,000	(1)	--	$0.21	4/11/13
Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer and Treasurer	4/11/08 11/14/07 9/18/06 9/18/06 9/18/06 9/18/06	250,000 500,000 400,000 600,000 350,000 --	(2) (2) (2)	250,000 -- -- -- 50,000 400,000	(1) (2) (2)	-- -- -- -- --	$0.21 $0.18 $0.24 $0.50 $0.90 $1.25	4/11/13 11/14/17 9/18/16 9/18/16 9/18/16 9/18/16
Adam M. Kotkin, Chief Operating Officer and Secretary	4/11/08 11/14/07 7/11/06	250,000 400,000 1,250,000		250,000 -- --	(1)	-- -- --	$0.21 $0.18 $0.32	4/13/13 11/14/17 7/11/11

__________________________________________
(1)           25% of the shares of Common Stock underlying the stock option vests three months, six months, nine months and twelve months, respectively, from the date of grant.
(2)           Shares of Common Stock underlying the stock option vest quarterly over a three year period from the date of grant in order of exercise price, with the shares with the lower exercise price vesting first.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of the non-employee directors of BigString for the year ended December 31, 2008.

2008 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darin M. Myman (3)	$--	$--	$--		$--	$--	$--	$--

Robert S. DeMeulemeester (4)	$--	$--	$--		$--	$--	$--	$--

Adam M. Kotkin (5)	$--	$--	$--		$--	$--	$--	$--

Marc W. Dutton	$--	$--	$21,632	(6)	$--	$--	$--	$21,632	(6)

Todd M. Ross	$--	$--	$21,632	(7)	$--	$--	$--	$21,632	(7)
________________________

(1)	BigString does not currently pay its directors any retainer or other fees for service on the Board or any committee thereof.

(2)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS 123(R), of stock options awards pursuant to the Equity Incentive Plan. Assumptions used in the calculation of these amounts are included in the footnotes to BigString’s audited financial statements for the year ended December 31, 2008 included in BigString’s Annual Report on Form 10-K.

(3)
On April 11, 2008, in connection with his service as Chief Executive Officer, Mr. Myman was granted an incentive stock option to purchase 500,000 shares of Common Stock. 25% of the shares of Common Stock underlying the stock option vests three months, six months, nine months and twelve months, respectively, from the date of grant. The incentive stock option has a term of five years and an exercise price of $0.21 per share. See “Summary Compensation Table” above.

(4)
On April 11, 2008, in connection with his service as Chief Financial Officer, Mr. DeMeulemeester was granted an incentive stock option to purchase 500,000 shares of Common Stock. 25% of the shares of Common Stock underlying the stock option vests three months, six months, nine months and twelve months, respectively, from the date of grant. The incentive stock option has a term of five years and an exercise price of $0.21 per share. See “Summary Compensation Table” above.

(5)
On April 11, 2008, in connection with his service as Chief Operating Officer, Mr. Kotkin was granted an incentive stock option to purchase 500,000 shares of Common Stock. 25% of the shares of Common Stock underlying the stock option vests three months, six months, nine months and twelve months, respectively, from the date of grant. The incentive stock option has a term of five years and an exercise price of $0.21 per share. See “Summary Compensation Table” above.

(6)
On April 11, 2008, Mr. Dutton was granted a stock option to purchase 500,000 shares of Common Stock. 25% of the shares of Common Stock underlying the stock option vests three months, six months, nine months and twelve months, respectively, from the date of grant. The incentive stock option has a term of five years and an exercise price of $0.21 per share.

(7)
On April 11, 2008, Mr. Ross was granted a stock option to purchase 500,000 shares of Common Stock. 25% of the shares of Common Stock underlying the stock option vests three months, six months, nine months and twelve months, respectively, from the date of grant. The incentive stock option has a term of five years and an exercise price of $0.21 per share.

The following table sets forth the outstanding equity awards held by each non-employee director of BigString Corporation as of December 31, 2008:

Name	Number of Securities Underlying Unexercised Options

Marc W. Dutton	850,000

Todd M. Ross	750,000

In addition, Mr. Dutton and Mr. Ross (through Dwight Lane Capital, LLC) hold 240,000 and 560,000 warrants, respectively, to purchase BigString’s Common Stock in conjunction with the August 25, 2008 financing.

See “Outstanding Equity Awards for Year Ended December 31, 2008” above for information regarding outstanding equity compensation awards held by the Named Executive Officers at December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders and Security Ownership of Management

The following table sets forth information as of April 30, 2009 with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of BigString’s Common Stock by (1) each director of BigString, (2) the Named Executive Officers of BigString (as such term is defined in the section of this Proxy Statement captioned “Executive Officers – Executive Compensation”), (3) each person or group of persons known by BigString to be the beneficial owner of greater than 5% of BigString’s outstanding Common Stock, and (4) all directors and officers of BigString as a group:

	Beneficial Ownership of Common Stock
Name of Beneficial Owner – Directors, Officers and 5% Stockholders	No. of Shares (1)	Percent of Class

Darin M. Myman (2)(3)(4)(5)	9,500,000	17.83%

Robert S. DeMeulemeester (2)(3)(6)(7)	2,692,300	4.86%

Adam M. Kotkin (2)(3)(8)(9)	2,872,500	5.23%

Todd M. Ross (10)(11)(12)	3,200,000	5.89%

Alpha Capital Anstalt (13)	8,312,500	13.72%

Excalibur Small-Cap Opportunities LP (14)	3,900,000	6.90%

Paul Tudor Jones, II (15)(16)(17)	5,673,989	9.71%

Whalehaven Capital Fund Limited (18)	8,312,500	13.72%

	Beneficial Ownership of Common Stock
Name of Beneficial Owner – Directors, Officers and 5% Stockholders	No. of Shares (1)	Percent of Class

Jo Myman (2)(19)	9,500,000	17.83%

All Directors and Executive Officers as a Group (3 persons) (5)(7)(9)	15,064,800	25.94%

(1)
In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of BigString’s Common Stock if he or she has voting or investment power with respect to such security. This includes shares (a) subject to options exercisable within sixty (60) days, and (b)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	This executive officer and/or director, or spouse of an executive officer and/or director, maintains a mailing address at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701.

(3)	Such person currently serves as a director of BigString.

(4)	Mr. Myman serves as the President and Chief Executive Officer of BigString.

(5)
Includes 100,000 shares of Common Stock registered in the name of Mr. Myman’s wife, Jo Myman, and 900,000 shares of Common Stock held by Mr. Myman for the benefit of Mr. and Mrs. Myman’s children under the Uniform Transfers to Minors Act. Mr. Myman disclaims any beneficial interest in the shares held by his wife and the shares held by him as custodian for his children. Includes 500,000 shares of Common Stock subject to currently exercisable stock options.

(6)	Mr. DeMeulemeester serves as Executive Vice President, Chief Financial Officer and Treasurer of BigString.

(7)	Includes options to purchase 2,650,000 shares of Common Stock.

(8)	Mr. Kotkin serves as Chief Operating Officer and Secretary of BigString.

(9)	Includes options to purchase 2,150,000 shares of Common Stock.

(10)	Todd M. Ross resigned from the Board of Directors of BigString on March 12, 2009.

(11)	Todd M. Ross maintains a mailing address at 183 Madison Avenue, No. 505, New York, NY 10016.

(12)	Includes options to purchase 1,000,000 shares of Common Stock and 560,000 shares of Common Stock issuable upon exercise of a warrant.

(13)
Includes 6,250,000 shares of common stock issuable upon the conversion of issued and outstanding convertible notes. Also includes 1,562,500 shares of common stock issuable upon the exercise of issued and exercisable warrants. Konrad Ackerman has voting and investment control over shares held by Alpha Capital Anstalt. Mr. Ackerman disclaims beneficial ownership of such shares. Alpha Capital Anstalt maintains a mailing address at Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein.

(14)
Includes 2,500,000 shares of common stock issuable upon the conversion of issued and outstanding convertible notes. Also includes 1,250,000 shares of common stock issuable upon the exercise of issued and exercisable warrants. William Hechter has voting and investment control over shares held by Excalibur Small-Cap Opportunities LP. Mr. Hechter disclaims beneficial ownership of such shares. Excalibur Small-Cap Opportunities LP maintains a mailing address at P.O. Box 10337, Pacific Centre, 2200-609 Grandville Street, Vancouver, BC V7Y-1H2, Canada.

(15)	Paul Tudor Jones, II maintains a mailing address at c/o Tudor Investment Corporation, 1275 King Street, Greenwich, Connecticut 06831.

(16)
The shares of Common Stock reported herein as beneficially owned are owned directly by The Raptor Global Portfolio Ltd. and The Tudor BVI Global Portfolio L.P. Because Tudor Investment Corporation provides investment advisory services to The Raptor Global Portfolio Ltd. and The Tudor BVI Global Portfolio L.P., Tudor Investment Corporation may be deemed to beneficially own the shares of Common Stock owned by each such entity. Tudor Investment Corporation expressly disclaims such beneficial ownership. In addition, because Mr. Jones is the controlling shareholder of Tudor Investment Corporation, Mr. Jones may be deemed to beneficially own the shares of Common Stock deemed beneficially owned by Tudor Investment Corporation. Mr. Jones expressly disclaims such beneficial ownership.

(17)
Includes the following shares which are held by The Raptor Global Portfolio Ltd. and The Tudor BVI Global Portfolio L.P.: (i) 3,743,199 shares of Common Stock underlying a total of 320,343 shares of Series A Preferred Stock, and 800,858 shares of Common Stock subject to a currently exercisable warrant, held by The Raptor Global Portfolio Ltd.; and (ii) 930,790 shares of Common Stock underlying a total of 79,657 shares of Series A Preferred Stock, and 199,142 shares of Common Stock subject to a currently exercisable warrant, held by The Tudor BVI Global Portfolio L.P.

(18)
Includes 6,250,000 shares of common stock issuable upon the conversion of issued and outstanding convertible notes. Also includes 1,562,500 shares of common stock issuable upon the exercise of issued and exercisable warrants. Michael Finkelstein has voting and investment control over shares held by Whalehaven Capital Fund Limited. Mr. Finkelstein disclaims beneficial ownership of such shares. Whalehaven Capital Fund Limited maintains a mailing address at Whalehaven Capital Fund c/o FWS Capital Ltd., 3rd Fl., 14-Par-Laville Road, Hamilton, Bermuda HM08.

(19)
Includes  8,000,000 shares of Common Stock registered in the name of her husband, Darin M. Myman, and  900,000 shares of Common Stock held by Mr. Myman for the benefit of Mr. and Mrs. Myman’s children under the Uniform Transfers to Minors Act, as to which shares Mrs. Myman disclaims any beneficial ownership.

Item 13.                 Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

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

Meetings and Committees of the Board of Directors

The Board of Directors of BigString conducts business through meetings of the Board or by unanimous written consents of the Board. Following the election of directors at the 2008 annual meeting of stockholders, the Board of Directors for 2008 consisted of: Robert S. DeMeulemeester, Marc W. Dutton, Adam M. Kotkin, Darin M. Myman and Todd M. Ross. Mr. Dutton qualifies as an independent director in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the Securities and Exchange Commission. Mr. Ross would qualify as an independent director but for the fact that Mr. Ross served as Chief Financial Officer of BigString from January 2005 until September 2006. During 2008, the Board held three (3) meetings. Each of the directors attended 100% of the meetings held in 2008. In addition, the Board acted by unanimous written consent on two (2) occasions. BigString encourages all of its directors to attend the annual meeting of stockholders. Last year, all of the directors of BigString attended the annual meeting, with Mr. Dutton and Mr. Ross participating by teleconference.

Item 14.                 Principal Accounting Fees and Services.

Audit Fees

BigString incurred fees of approximately $31,000 in 2008 and $48,000 in 2007 to Wiener, Goodman & Company, P.C. for audit services, which included work related to the audits rendered for the years ended December 31, 2008 and 2007, and the period commencing October 8, 2003 (Date of Formation) through December 31, 2008, respectively. The fees incurred in 2007 included those associated with the registration of shares of Common Stock under the Securities Act pursuant to the Registration Statement on Form SB-2 (File No. 333-143793), which was filed by BigString with the SEC on June 15, 2007.

Audit Related Fees

As of December 31, 2008, BigString has not paid any fees associated with audit related services to Wiener, Goodman & Company, P.C., or any other accounting firm.

Tax Fees

As of December 31, 2008, BigString has not paid any fees associated with tax compliance, tax advice or tax planning to Wiener, Goodman & Company, P.C. BigString incurred fees of approximately $4,000 in 2008 and $4,000 in 2007 to independent Certified Public Accountants.

All Other Fees

As of December 31, 2008, BigString has not paid any fees associated with non-audit services to Wiener, Goodman & Company, P.C., or any other accounting firm.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its Charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to BigString that are prohibited by law or regulation.

Item 15.                 Exhibits and Financial Statement Schedules.

(a)           Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

(b)           Financial Statements

Reference is made to the Index to Consolidated Financial Statements on page F-1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 31, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGSTRING CORPORATION

Date: April 30, 2009	By:	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

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

10.40	Common Stock Purchase Warrant, dated August 25, 2008, issued to Marc W. Dutton, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 27, 2008.

21.1	Subsidiaries of BigString, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

23.1
Consent of Wiener, Goodman and Company, P.C., independent registered public accountants, as to the report relating to the consolidated financial statements of BigString, incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

24.1
Powers of Attorney of officers and directors of BigString, included in the signature page to this report, incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.