Form 10-Q
period 2009-03-31
BigString CORP
filed 2009-05-15
CIK 1335282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 14, 2009:

Common Stock, par value $0.0001 per share	53,238,144
(Class)	(Number of Shares)

BIGSTRING CORPORATION

INDEX TO FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Consolidated Balance Sheets (unaudited) as of March 31, 2009 and December 31, 2008	2

	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through March 31, 2009	3

	Consolidated Statements of Stockholders’ Equity (Deficiency) (unaudited) for the Three Months Ended March 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through March 31, 2009	4

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through March 31, 2009	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

Index of Exhibits		E-1

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

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 of BigString Corporation (“BigString”).

The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$21,032	$178,787
Accounts receivable - net of allowance of $25 and $660	2,831	15,115
Prepaid expenses and other current assets	4,770	17,922
Total current assets	28,633	211,824
Property and equipment - net	62,879	74,737
Other assets	131,829	155,677
TOTAL ASSETS	$223,341	$442,238

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$298,576	$294,521
Accrued expenses	232,063	216,938
Unearned revenue	6,066	7,104
Accrued interest	37,875	60,000
Total current liabilities	574,580	578,563
Long term liabilities:
Long-term debt	960,168	892,824
TOTAL LIABILITIES	1,534,748	1,471,387

Stockholders' deficiency:
Preferred stock, $.0001 par value - authorized 1,000,000 shares; outstanding 400,000 and 400,000 shares, respectively	40	40
Common stock, $.0001 par value - authorized 249,000,000 shares; outstanding 52,769,394 and 52,244,394 shares, respectively	5,277	5,224
Additional paid in capital	13,323,807	13,119,632
Deficit accumulated during the development stage	(14,640,531)	(14,154,045)
Total stockholders' deficiency	(1,311,407)	(1,029,149)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$223,341	$442,238

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

			Period
			October 8, 2003
	For the Three Months Ended		(Date of Formation)
	March 31,		Through
	2009	2008	March 31, 2009
Operating revenues	$12,103	$9,698	$141,257
Operating expenses:(1)
Cost of revenues	25,958	21,240	528,199
Research and development	119,855	130,130	2,200,649
Sales and marketing	23,905	32,649	991,080
General and administrative	217,851	318,124	4,337,221
Amortization of intangibles	-	240,153	4,490,190
Impairment of assets	-	-	1,042,876
Total operating expenses	387,569	742,296	13,590,215
Loss from operations	(375,466)	(732,598)	(13,448,958)
Other income (expense):(1)
Interest income	46	2,131	72,635
Interest expense	(19,875)	(12,998)	(132,960)
Other, net	(91,191)	(89,913)	(1,338,239)
Total other income (expenses)	(111,020)	(100,780)	(1,398,564)
Loss before income tax benefit	(486,486)	(833,378)	(14,847,522)
Income tax benefit	-	-	686,991
Net loss	$(486,486)	$(833,378)	$(14,160,531)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	52,413,561	51,001,594

(1)Stock-based and other non-cash compensation by function above:
Cost of revenues	$-	$-	$5,653
Research and development	26,348	45,513	217,321
Sales and marketing	-	-	222,725
General and administrative	135,880	157,588	1,702,157
Other, net	-	-	269,094
Total stock-based and other non-cash compensation	$162,228	$203,101	$2,416,950

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balance, October 8, 2003	$-	-	$-	-	$-	$-	$-	$-
Issuance of common stock (at $.0001 per share)	-	-	-	21,210,000	2,121	(2,121)	-	-
Contribution of capital	45,000	-	-	-	-	45,000	-	-
Sale of common stock (at $0.25 per share)	-	-	-	40,000	4	9,996	(10,000)	-
Net loss	(29,567)	-	-	-	-	-	-	(29,567)
Balance, December 31, 2003	15,433	-	-	21,250,000	2,125	52,875	(10,000)	(29,567)
Cash received from prior sale of common stock	10,000	-	-	-	-	-	10,000	-
Sale of common stock (at $0.25 per share)	217,500	-	-	870,000	87	217,413	-	-
Issuance of common stock for services (valued at $0.21 per share)	39,251	-	-	185,000	19	39,232	-	-
Issuance of common stock for acquisition (valued at $0.24 per share)	4,800,000	-	-	20,000,000	2,000	4,798,000	-	-
Issuance of warrants for services (valued at $0.07 per share)	3,500	-	-	-	-	3,500	-	-
Net loss	(729,536)	-	-	-	-	-	-	(729,536)
Balance, December 31, 2004	4,356,148	-	-	42,305,000	4,231	5,111,020	-	(759,103)
Sale of common stock (at $0.25 per share)	230,500	-	-	922,000	92	230,408	-	-
Exercise of warrants (at $0.25 per share)	11,250	-	-	45,000	4	11,246	-	-
Issuance of common stock for services (valued at $0.25 per share)	12,500	-	-	50,000	5	12,495	-	-
Sale of common stock (at $0.16 per share)	1,511,700	-	-	9,448,125	945	1,510,755	-	-
Issuance of warrants for services (valued at $0.07 per share)	179,200	-	-	-	-	179,200	-	-
Net loss	(2,102,587)	-	-	-	-	-	-	(2,102,587)
Balance, December 31, 2005	4,198,711	-	-	52,770,125	5,277	7,055,124	-	(2,861,690)
Redemption of shares from stockholders (at $0.05 per share)	(400,000)	-	-	(8,000,000)	(800)	(399,200)	-	-
Issuance of common stock for consulting services (valued at $0.82 per share)	-	-	-	1,250,000	125	(125)	-	-
Stock-based compensation expense	314,250	-	-	-	-	314,250	-	-
Issuance of warrants for consulting services (valued at $0.08, $0.18 and $0.42 per share)	36,595	-	-	-	-	36,595	-	-
Issuance of common stock for website acquisition (valued at $0.80 per share)	600,000	-	-	750,000	75	599,925	-	-
Sale of preferred stock (at $.0001 per share)	1,860,000	400,000	40	-	-	1,859,960	-	-
Dividends from allocation of proceeds for the beneficial conversion feature of preferred stock	-	-	-	-	-	480,000	-	(480,000)
Exercise of warrants (at $0.16, $0.20 and $0.25 per share)	18,000	-	-	165,000	17	34,233	(16,250)	-
Net loss	(3,114,225)	-	-	-	-	-	-	(3,114,225)
Balance, December 31, 2006	3,513,331	400,000	40	46,935,125	4,694	9,980,762	(16,250)	(6,455,915)
Cash received from prior exercise of warrants	16,250	-	-	-	-	-	16,250	-
Issuance of common stock for consulting services (valued at $0.50 and $0.33 per share)	-	-	-	432,000	43	(43)	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	31,320	-	-	-	-	31,320	-	-
Beneficial conversion feature of convertible promissory notes	666,648	-	-	-	-	666,648	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	155,000	-	-	861,111	86	154,914	-	-
Stock-based compensation expense	672,532	-	-	-	-	672,532	-	-
Issuance of warrants, net (valued at $0.10 per share)	19,094	-	-	-		19,094	-	-
Issuance of common stock for waiver and release (valued at $0.25 per share)	250,000	-	-	1,000,000	100	249,900	-	-
Exercise of warrants (at $0.10 per share)	150,000	-	-	1,500,001	150	149,850	-	-
Net loss	(3,949,184)	-	-	-	-	-	-	(3,949,184)
Balance, December 31, 2007	1,524,991	400,000	40	50,728,237	5,073	11,924,977	-	(10,405,099)
Exercise of warrants (at $0.10 per share)	21,333	-	-	213,333	21	21,312	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	20,000	-	-	111,111	11	19,989	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	76,176	-	-	-	-	76,176	-	-
Beneficial conversion feature of convertible promissory notes	188,740	-	-	-	-	188,740	-	-
Stock-based compensation expense	727,800	-	-	-	-	727,800	-	-
Issuance of common stock for accrued interest (at $0.15 per share)	43,757	-	-	291,713	29	43,728	-	-
Issuance of common stock for website acquisition (valued at $0.13 per share)	117,000	-	-	900,000	90	116,910	-	-
Net loss	(3,748,946)	-	-	-	-	-	-	(3, 748,946)
Balance, December 31, 2008	(1,029,149)	400,000	40	52,244,394	5,224	13,119,632	-	(14,154,045)
Stock-based compensation expense	162,228	-	-	-	-	162,228	-	-
Issuance of common stock for accrued interest (at $0.08 per share)	42,000	-	-	525,000	53	42,000	-	-
Net loss	(486,486)	-	-	-	-	-	-	(486,486)
Balance, March 31, 2009	$(1,311,407)	400,000	$40	52,769,394	$5,277	$13,323,807	$-	$(14,640,531)

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

			Period
			October 8, 2003
	For the Three Months Ended		(Date of Formation)
	March 31,		Through
	2009	2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(486,486)	$(833,378)	$(14,160,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	31,950	273,366	4,867,446
Gain on sale of property and equipment	3,755	(3,698)	2,058
Impairment of intangible assets	-	-	1,042,876
Accretion for beneficial conversion feature and discount on notes	67,344	66,324	598,052
Stock-based compensation	162,228	203,101	2,147,856
Other non-cash compensation	-	-	269,094
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	12,284	958	(2,831)
Decrease (increase) in prepaid expenses and other assets	13,153	(99,706)	(367,392)
Increase (decrease) in accounts payable	4,055	(86,372)	298,576
Increase (decrease) in accrued expenses and other liabilities	35,000	(6,358)	352,630
(Decrease) increase in unearned revenue	(1,038)	2,903	6,066
Net cash used in operating activities	(157,755)	(482,860)	(4,946,100)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(262,290)
Sale of property and equipment	-	50,000	50,889
Acquisitions	-	-	(13,000)
Net cash used in investing activities	-	50,000	(224,401)
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	-	700,000	1,750,000
Proceeds from issuance of preferred stock, net	-	-	1,860,000
Proceeds from the exercise of common stock warrants and issuance of common stock	-	21,333	2,231,533
Payments for redemption of notes	-	-	(250,000)
Payments for redemption of common stock	-	-	(400,000)
Net cash provided by financing activities	-	721,333	5,191,533
Net (decrease) increase in cash	(157,755)	288,473	21,032
Cash and cash equivalents - beginning of period	178,787	298,033	-
Cash and cash equivalents - end of period	$21,032	$586,506	$21,032

Supplementary information:
Cash paid during the periods for:
Interest	$-	$-	$9,328
Acquisitions	$-	$-	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	-	-	5,533,067
Common stock issued to effect acquisition	$-	$-	$5,517,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$-	$20,000	$175,000
Issuance of common stock for accrued interest	$42,000	$-	$85,757
Common stock issued for services	$85,416	$85,417	$1,247,278
Common stock options issued for services	65,538	106,410	579,811
Common stock warrants issued for services	11,274	11,274	320,767
Total stock-based compensation:	162,228	203,101	2,147,856
Issue of warrants, net	-	-	19,094
Issuance of common stock for waiver and release	-	-	250,000
Total other non-cash compensation	-	-	269,094
Total stock-based and other non-cash compensation	$162,228	$203,101	$2,416,950

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND THE PERIOD OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH MARCH 31, 2009

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2009, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by BigString and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in BigString’s 2008 Annual Report on Form 10-K filed with the SEC on March 31, 2009.

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

PeopleString Corporation (“PeopleString”), incorporated in the State of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks.

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

CASH EQUIVALENTS

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased.  At March 31, 2009 and December 31, 2008, cash equivalents approximated $21,000 and $179,000, respectively.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay.  Allowances for the three months ended March 31, 2009 and the year ended December 31, 2008 were $25 and $660, respectively.

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

The impairment analysis of finite-lived intangible assets conducted by BigString indicated that the intangible assets were impaired as of the assessment date. As a result, BigString recorded impairment charges of $627,584 and $415,292 for the years ending December 31, 2008 and 2007, respectfully. See Note 5 of Notes to Unaudited Consolidated Financial Statements for the detailed information regarding the valuation methods and key assumptions used in coming to this determination.

INTANGIBLES

SFAS No. 142, “Goodwill and other Intangible Assets,” specifies the financial accounting and reporting for acquired goodwill and other indefinite life intangible assets.  Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED FINANCING COSTS

Debt issue costs were deferred and amortized in other income (expense) over the term of the related debt. BigString issued notes in August 2008, February 2008 and May 2007 and incurred issuance costs of $18,977, $91,706 and $248,939, respectively, which are being amortized over the term of the notes. Amortization expense related to these costs is included in other, net in the consolidated statements of operations and was $23,847, $23,589 and $230,793 for the three months ended March 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through March 31, 2009, respectively.

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

BigString issues shares of common stock to non-employees as stock-based compensation.  BigString accounts for the services using the fair market value of the consideration issued, generally measured at the closing price of BigString’s common stock on the date of the agreement.  For the three months ended March 31, 2009 and 2008, BigString recorded compensation expense of $85,416 and $85,417, respectively, in connection with the issuance of shares of common stock to non-employees.  For the period October 8, 2003 (Date of Formation) through March 31, 2009, BigString recorded compensation expense of $1,247,278 in connection with the issuance of shares of common stock to non-employees. For the period October 8, 2003 (Date of Formation) through March 31, 2009, BigString also recorded $250,000 other non-cash compensation expense for shares of common stock issued to non-employees.

BigString issues stock purchase warrants to non-employees as stock-based compensation.  The fair values of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model.  For the three months ended March 31, 2009 and 2008, BigString recorded compensation expense of $11,274 and $11,274, respectively, associated with issuances of stock purchase warrants.  For the period October 8, 2003 (Date of Formation) through March 31, 2009, BigString recorded compensation expense of $320,767 in connection with the issuance of stock purchase warrants for services. For the period October 8, 2003 (Date of Formation) through March 31, 2009, BigString also recorded $19,094 other non-cash compensation expense, net for the cancellation and issue of warrants.

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants.  The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model.  For the three months ended March 31, 2009 and 2008, BigString recorded compensation expense of $65,538 and $106,410, respectively.  For the period October 8, 2003 (Date of Formation) through March 31, 2009, BigString recorded compensation expense of $579,811.  BigString did not grant stock options prior to 2006.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEW FINANCIAL ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. BigString adopted SFAS No. 162 on January 1, 2009, and it did not have a material impact on BigString’s consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations.” This statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. BigString adopted SFAS No. 141(R) on January 1, 2009, and it did not have a material impact on BigString’s consolidated financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value. This standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for BigString upon adoption of SFAS No. 157 on January 1, 2008. BigString completed its implementation of SFAS No. 157 effective January 1, 2009, and it did not have a material impact on BigString’s consolidated financial position, cash flows and results of operations.

NOTE 2. GOING CONCERN

For the three months ended March 31, 2009, BigString’s unaudited consolidated financial statements reflect a net loss of $486,486, net cash used in operations of $157,755, working capital deficit of $545,947, a stockholders’ deficit

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

accumulated during the development stage of $14,640,531 and a cumulative net loss of $14,160,531.  These matters raise doubt about the ability of BigString to continue as a going concern.  BigString’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2009	December 31, 2008
Computer equipment and internal software	$159,313	$177,326
Furniture and fixtures	5,721	5,848
	165,034	183,174
Less accumulated depreciation	102,155	108,437
	$62,879	$74,737

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended March 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through March 31, 2009, was $8,103, $9,624 and $146,462, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Other intangibles consisted of a patent application and trademark, logos, source codes and websites.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including an independent formal appraisal.  Other intangibles were being amortized over five years.

Other intangible assets consist of the following:

	March 31, 2009	December 31, 2008
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	730,000	730,000
	5,533,067	5,533,067
Impairment	(1,042,876)	(1,042,876)
	4,490,191	4,490,191
Accumulated amortization	4,490,191	4,490,191
	$-	$-

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

Interest income was $46, $2,131 and $72,635 for the three months ended March 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through March 31, 2009, respectively.

Interest expense consists of interest on convertible debt payable on each anniversary date of the promissory notes and is included in accrued interest. Interest expense was $19,875, $12,998 and $132,960 for the three months ended March 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through March 31, 2009, respectively.

The components of other, net consist of expenses related to the convertible debenture financing, preferred stock financing and warrant and common stock financings and are as follows:

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

			Period
			October 8, 2003
	Three months ended		(Date of Formation)
	March 31,		Through
	2009	2008	March 31, 2009
Amortization of debt issue costs	$23,847	$23,589	$230,793
Amortization of promissory note discount	8,388	4,779	49,995
Amortization of beneficial conversion feature	58,956	61,545	548,057
Other financing expenses	-	-	509,394
	$91,191	$89,913	$1,338,239

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

BigString participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the three months ending March 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through March 31, 2009, BigString recorded a net state tax benefit of $0, $0 and $686,991, respectively, as a result of its sale of New Jersey state net operating losses and New Jersey state research and development credits. Since New Jersey law provides that net operating losses can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey net operating losses in future years.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets include NOL carry forwards and research and development credits. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances for the three months ended March 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through March 31, 2009, have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continues to incur losses.

At December 31, 2008, BigString has available NOL carry forwards of approximately $12.6 million for federal income tax reporting purposes and $5.0 million for state income tax reporting purposes which expire in various years through 2028. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s NOL and research credit carry forwards may be limited, and, as such, BigString’s NOL carry forwards available to offset future federal taxable income may be limited. Similarly, BigString may be restricted in using its research credit carry forwards to offset future federal income tax expense.

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

BigString incurred transaction fees of approximately $19,000. BigString accounted for the convertible feature of the notes under SFAS No. 133, and related interpretations including EITF Issue No. 00-19.  Due to the conversion rights only upon an event of default, $2,080 was included as additional paid in capital based on a weighted conversion discount. The warrants did not have a conversion discount, and accordingly, no proceeds were allocated to the warrants based on fair value, nor included as additional paid in capital.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The conversion price for the outstanding convertible notes and the exercise price and number of shares of common stock underlying the warrants previously issued by BigString in February 2008 and May 2007 and the conversion price of the shares of outstanding Series A Preferred Stock were subject to adjustment under anti-dilution provisions.

In December 2008, all amounts due under the notes were paid by BigString, including accrued interest of $9,328, and, as a result, the notes were cancelled.

NOTE 9. LONG-TERM DEBT

On February 29, 2008, BigString entered into a financing arrangement with several accredited financing parties. Proceeds from the financing have been used to support ongoing operations and the advancement of BigString’s technology, and fund the marketing and the development of its business.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the convertible notes outstanding at March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
Convertible note, May 1, 2007	$625,000	$625,000
Beneficial conversion feature	(188,076)	(231,477)
Note Discount	(8,833)	(10,873)
	428,091	382,650

Convertible note, February 29, 2009	$700,000	$700,000
Beneficial conversion feature	(119,255)	(134,810)
Note Discount	(48,668)	(55,016)
	532,077	510,174
	$960,168	$892,824

For the three months ended March 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through March 31, 2009, $0, $20,000 and $175,000 of the convertible notes dated May 1, 2007 were converted resulting in 0, 111,111 and 972,222, respectively, shares of BigString’s common stock being issued to the holders of the convertible notes. For the three months ended March 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through March 31, 2009, there were no conversions of the convertible notes dated February 29, 2008.

For the three months ended March 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through March 31, 2009, BigString issued 525,000, 0 and 816,713 shares, respectively, of BigString’s common stock in lieu of $42,000, $0 and $85,757, respectively, of accrued interest. Future accrued interest payments, which may include shares of BigString’s common stock in lieu of accrued interest, on the May 1, 2007 and February 29, 2008 convertible notes are currently estimated as follows:
Accrued
Years Ending	Interest
December 31,	Payments
2009	$37,500
2010	79,500
2011	42,000
$159,000

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

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 2, 2009, BigString issued 525,000 shares of its common stock for accrued interest on convertible promissory notes totaling $42,000. The conversion price was $0.08 per share.

NOTE 11. PREFERRED STOCK

On May 19, 2006, BigString issued a total of 400,000 shares of Series A Preferred Stock, par value $0.0001 per share, and warrants to purchase 1,000,000 shares of its common stock to Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., for an aggregate purchase price of $2,000,000.  The shares of Series A Preferred Stock are convertible under certain circumstances into shares of BigString’s common stock, and have certain dividend, voting, liquidation and conversion rights.   The warrants are convertible into shares of BigString’s common stock at an exercise price per share of $1.25, as adjusted.  BigString has registered the shares of common stock issuable upon conversion of the shares of Series A Preferred Stock and the shares of common stock underlying the warrants.  In conjunction with this transaction, BigString incurred a fee of $140,000, which is included in additional paid in capital.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 2, 2006, BigString granted warrants to purchase shares of BigString’s common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc.  A total of $135,300 of the deferred compensation in connection with the warrants is being expensed over a period of 36 months.  For the three months ended March 31, 2009 and 2008, BigString expensed $11,274 and $11,274, respectively, in connection with these services, and the balance of $3,763 of total unrecognized compensation cost is included within paid-in-capital on BigString’s consolidated balance sheet.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.42 and $0.18 per share.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed in Note 8, on August 25, 2008, BigString granted warrants to purchase up to 800,000 shares of BigString's common stock to Dwight Lane Capital, LLC and Marc W. Dutton.  Each of the warrants has a term of ten years from August 25, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.08 per share of common stock.  The warrants did not have a conversion discount, and accordingly, no proceeds for the convertible notes and warrants was allocated to the warrants, based on fair value, nor included as additional paid in capital. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers and 2008 Subscribers and the Finder were adjusted; this adjustment was not material.

The number of warrants outstanding as of January 1, 2009 and changes to such number during the three months ended March 31, 2009 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2009	10,393,545	$0.25	4.2	$-
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at March 31, 2009	10,393,545	$0.25	4.0	$-
Warrants exercisable at March 31, 2009	10,393,545	$0.25	4.0	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the three months ended March 31, 2009 and 2008 were 0 and 2,706,666, respectively.  For the period October 8, 2003 (Date of Formation) through March 31, 2009, warrants to purchase a total of 17,064,657 shares of BigString’s common stock were granted.

Warrants exercised during the three months ended March 31, 2009 and 2008 were 0 and 213,333, respectively.  Cash received during the three months ended March 31, 2009 and 2008 from the exercise of warrants was $0 and $21,333,

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

respectively.  For the period October 8, 2003 (Date of Formation) through March 31, 2009, a total of 1,923,334 shares of BigString’s common stock were purchased upon the exercise of warrants.

During the three months ended March 31, 2009 and 2008, no warrants were cancelled, forfeited or expired. During the period October 8, 2003 (Date of Formation) through March 31, 2009, warrants to purchase a total of 50,000 shares of BigString’s common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. In addition, for the period October 8, 2003 (Date of Formation) through March 31, 2009, warrants to purchase a total of 4,697,778 shares of common stock were cancelled with an aggregate intrinsic value of $0 at the date of cancellation.

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

For the three months ended March 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through March 31, 2009, BigString recorded stock-based option compensation expense of $65,538, $106,410 and $579,811, respectively.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The number of stock options outstanding as of January 1, 2009 and changes to such number during the three months ended March 31, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2009	9,950,100	$0.33	5.5	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(400,000)	$0.20
Options outstanding at March 31, 2009	9,550,100	$0.34	5.5	$-
Options exercisable at March 31, 2009	8,425,100	$0.32	5.5	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the three months ended March 31, 2009 and 2008 were 0 and 800,000, respectively.  For the period October 8, 2003 (Date of Formation) through March 31, 2009, options to purchase a total of 12,650,100 shares of BigString’s common stock were granted.

No options were exercised, and no cash received from option exercises and purchases of shares for the three months ended March 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through March 31, 2009. The total tax benefit attributable to options exercised in the period October 8, 2003 (Date of Formation) through March 31, 2009 was $0.

During the three months ended March 31, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through March 31, 2009, options to purchase a total of 400,000, 1,000,000, and 3,100,000 shares of BigString’s common stock, respectively, were forfeited or expired with an aggregate intrinsic value of $0 at the date of expiration.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	-%	3%
Expected volatility	-%	98%
Expected life (in years)	-	2
Dividend yield	-	-

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

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which require BigString to pay certain executory costs (such as insurance and maintenance). Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2009	$63,200
2010	21,100
$84,300

Rental expense was $5,000, $11,340 and $200,109 for the three months ended March 31, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through March 31, 2009, respectively.

Computer co-location, power and Internet access expense was $14,455, $14,704 and $196,338 for the three months ended March 31, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through March 31, 2009, respectively.

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services.  In consideration for services performed, BigString agreed to issue to Howard Greene 140,000 shares of common stock in April, 2005 and 192,000 shares of common stock in February, 2007.  Total public relation expenses, including the services of Greene Inc. Communications, were $13,130, $24,297 and $314,929 for the three months ended March 31, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through March 31, 2009, respectively.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc.  In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (1) 1,250,000 shares of common stock, (2) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (3) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00.  BigString incurred corresponding consulting expenses of $96,690, $96,691 and $1,128,064 for the three months ended March 31, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through March 31, 2009, respectively.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising and/or service revenues, to its marketing affiliates.  As of the three months ended March 31, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through March 31, 2009, these commitments were not material.

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

As of March 31, 2009, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

NOTE 14. SUBSEQUENT EVENTS

On April 6, 2009, BigString sold a portion of its shares in FindItAll, Inc., which BigString held as an investment, for $40,000.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about BigString Corporation’s (“BigString”) financial condition and results of operations for the three months ended March 31, 2009 and 2008.  This information should be read in conjunction with BigString’s unaudited consolidated financial statements for the three months ended March 31, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through March 31, 2009, including the related notes thereto, which are included on pages 1 through 20 of this report.

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

PeopleString, incorporated in the State of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks.

Email Emissary, incorporated in the State of Oklahoma, was acquired by BigString in July 2004. In September 2006, all of Email Emissary’s assets, including its pending patent application, were transferred to BigString.  Email Emissary was dissolved on May 17, 2007.

Development Stage Company

BigString is considered a development stage enterprise as defined in SFAS No. 7, “Accounting and Reporting for Development Stage Companies,” issued by the FASB.  BigString has limited revenue to date and continues to raise capital. There is no assurance that ultimately BigString will achieve a profitable level of operations.

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

BigString’s innovations in recallable, erasable email provide a new level of privacy and security for those who wish to protect their proprietary information and manage their digital rights.  BigString serves three main email markets: free and paid email accounts for individuals, professional business email solutions, and email hosting services. BigString 3.0 email provides, at no cost to its users, advanced spam filters, virus protection and large-storage, web-based email accounts with features similar to those offered by AOL®, Yahoo®, Hotmail®, Google®, Verizon® and Comcast®. In addition to the equivalent features provided by competitors, BigString 3.0 offers erasable, recallable and self-destructing applications, non-printable and non-forwardable emails, set time or number of views (including ‘view-once’) and masquerading to protect the sender’s privacy and security. BigString 3.0 also allows a sender to view tracking reports that indicate when emails were opened by the recipient and how many times they were viewed.  Senders can add, change and/or delete attachments before or after a recipient opens the email.  In addition, BigString 3.0 allows senders to direct emails to disintegrate in front of their recipient’s eyes and allows senders to create, save and send self-destructing video email.

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

BigString’s self-destructing, Short Message Service (“SMS”) text messaging technology enables users to send text messages and pictures that self-destruct after being sent. SMS Eraser, available for BlackBerry phones, can be downloaded for a fee at www.BigString.com or one of several third-party global BlackBerry application distributors. BigString’s entry into the mobile phone messaging market expands the availability and use of BigString’s proprietary self-destructing messaging platforms.

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

Index

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

In March, 2009, BigString announced the launch of PeopleString, an incentive-based social network that pays users to receive regular direct mail and perform internet activities, such as email, instant messaging, video mail, online file storage, search and shopping. In addition, members generate additional revenue by creating a personal affiliate network. The service provides entrepreneurs with business tools to earn additional revenue through PeopleString. PeopleString also provides fee-based development services.

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

BigString currently markets to Internet users who seek to utilize the Internet as their source for email and messaging services.  Generally, BigString products and services can be readily accessed through the Internet and thus from virtually anywhere where the Internet is accessible.  Email users can access BigString’s English language site, www.BigString.com, on a global basis, 24 hours a day.  As of March 31, 2009, BigString email visitors accessed www.BigString.com from 227 countries/territories, compared to 207 countries/territories as of March 31, 2008, and 60 countries/territories as of December 31, 2006.  The top five countries by visits to www.BigString.com are as follows: United States 56%, United Kingdom 9%, Canada 5%, India 2%, and Peru 2%, followed by Mexico, Australia, Columbia, Germany and Brazil.

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

Index

for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

BigString believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition.  BigString derives revenue from online services, electronic commerce, advertising and data network services.  BigString also derives revenue from marketing affiliations.  BigString recognizes revenue in accordance with the guidance contained in SAB No. 104, “Revenue Recognition in Financial Statements.”

Consistent with the provisions of the FASB’s EITF Issue No. 99-19, “Reporting Revenue Gross As A Principal Versus Net As An Agent,” BigString generally recognizes revenue associated with its advertising and marketing affiliation programs on a gross basis due primarily to the following factors:  BigString is the primary obligor; has general inventory risk; has latitude in establishing prices; has discretion in supplier selection; performs part of the service; and determines specifications.  In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of revenue, to its marketing affiliates.

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

 Results of Operations

For the Three Months Ended March 31, 2009 and 2008

Net Loss.  For the three months ended March 31, 2009, net loss was $486,486, as compared to a net loss of $833,378 for the three months ended March 31, 2008. The $346,892 decrease in net loss was primarily attributable to a $354,727 decrease in operating expenses related to general and administrative expenses and amortization expenses.

Revenues.  For the three months ended March 31, 2009, revenues were $12,103, a $2,405 increase from revenues of $9,698 earned in the three months ended March 31, 2008.  Of the revenues generated for the three months ended March 31, 2009, $7,194 was generated from product and service fees and $4,909 was generated from advertisers, as compared to $5,273 from product and service fees and $4,425 from advertisers for the three months ended March 31, 2008.

The 25% increase in revenues for the three months ended March 31, 2009 over the same prior year period was primarily due to increased product and service fees of 36%. This increase was primarily due to the adoption of BigString’s private label email services by other firms and the introduction of new fee based services, such as SMS and text services. The increases were partially offset by a decrease in premium upgrades and business solutions, and a client credit which reduced product and service fees by 64%.

PeopleString, which began service in February 2009, contributed 26% of net revenues for the three months ended March 31, 2009.

At March 31, 2009, unearned revenue from product and service fees decreased 15% to $6,066 from $7,104 at December 31, 2008.

BigString’s advertising revenues are paid based on a mix of impressions, clicks and actions.  On a normalized impression basis, the average revenue per paid-impression for the three months ended March 31, 2009 decreased by 25% over the same prior year period. BigString offset the lower rates with a 41% increase in impressions served to net an 11% increase in advertising revenues.

Operating Expenses.  For the three months ended March 31, 2009, operating expenses were $387,569, a $354,727 decrease from operating expenses of $742,296 incurred in the three months ended March 31, 2008. Operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, for the three months ended March 31, 2009 were $217,238, a $72,180 decrease from the same prior year period.

•
Cost of revenues: Cost of revenues for the three months ended March 31, 2009 were $25,958, as compared to $21,240 for the same prior year period.  The $4,718 increase in cost was primarily attributable to increased activity associated with increased revenues.

•
Research and development: Research and development expenses for the three months ended March 31, 2009 were $119,855, as compared to $130,130 for the same prior year period.  The $10,275 decrease in expenses was primarily attributable to a reduction in development staffing and associated overhead costs.

•
Sales and marketing: Sales and marketing expenses for the three months ended March 31, 2009 were $23,905, as compared to $32,649 for the same prior year period.  The $8,744 decrease in expenses was primarily attributable to decrease public relations expenses, partially offset by an increase in sales consultant expenses.

•
General and administrative: General and administrative expenses for the three months ended March 31, 2009 were $217,851, as compared to $318,124 for the same prior year period.  The $100,273 decrease in expenses was primarily attributable to decreased compensation expenses, partially offset by a slight increase in professional fees.

•
Amortization: Amortization expenses for the three months ended March 31, 2009 were $0, as compared to $240,153 for the same prior year period.  The decrease in expense was attributable to the 2008 impairment of intangible assets and completion of amortization expenses.

Other income (expense).  For the three months ended March 31, 2009, other expenses were $111,020, a $10,240 increase over other expenses of $100,780 in the three months ended March 31, 2008.

•
Interest income: Interest income for the three months ended March 31, 2009 was $46, as compared to $2,131 for the same prior year period. The $2,085 decrease was primarily attributable to lower rates and cash balances.

Index

•
Interest expense: Interest expense for the three months ended March 31, 2009 was $19,875, as compared to $12,998 for the same prior year period. The $6,877 increase was primarily attributable to the 2009 full period interest on debt from the February 29, 2008 financing.

•
Other, net: Other, net expenses for the three months ended March 31, 2009 were $91,191, as compared to $89,913 for the same prior year period. The $1,278 increase was primarily attributable to the 2009 full period amortization of the February 29, 2008 promissory note discount, partially offset by the accelerated amortization for the proportion of promissory notes which were converted in the three months ended March 31, 2008.

Income Taxes.  For the three months ended March 31, 2009 and 2008, BigString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

Liquidity and Capital Resources

BigString’s operating and capital requirements have exceeded its cash flow from operations as BigString has been building its business.  Since inception through March 31, 2009, BigString has expended $5,170,501 for operating and investing activities, which has been primarily funded by investments of $5,191,533 from BigString’s stockholders and convertible note and warrant holders.  For the three months ended March 31, 2009, BigString expended $157,755 for operating and investing activities, a decrease of $275,105 from the amount expended during the three months ended March 31, 2008.

BigString’s cash balance as of March 31, 2009 was $21,032, which was a decrease of $157,755 from the cash balance of $178,787 as of December 31, 2008.  This decrease to the cash balance was attributable to the operating outlays of $157,755 primarily associated with the development of products and services, marketing and professional fees.

Management believes BigString’s current cash balance of $35,228 at May 13, 2009 is not sufficient to fund the minimum level of operations for the next twelve months.

BigString’s unaudited consolidated financial statements beginning on page 2 have been prepared assuming BigString will continue as a going concern.  As more fully explained in Note 2 to BigString’s unaudited consolidated financial statements, BigString has a working capital deficit and has incurred losses since operations commenced.  BigString’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as BigString continues to incur losses.  These uncertainties raise substantial doubt about BigString’s ability to continue as a going concern.  BigString’s unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should BigString be unable to continue as a going concern.

On February 29, 2008, BigString entered into a financing arrangement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Small Cap Opportunities LP, pursuant to which the 2008 Subscribers purchased convertible notes in the aggregate principal amount of $700,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 2,333,333 shares of BigString's common stock. Each convertible note has a term of three years and accrues interest at a rate of six percent annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.15 per share, as adjusted.  The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time. The warrants have an exercise price of $0.15 per share, as adjusted.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

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

Index

BigString participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers.  On December 16, 2008 and December 19, 2007, BigString received net proceeds of $428,137 and $258,854, respectively. BigString may also be able to transfer its unused New Jersey net operating losses in future years and plans to again participate in 2009.

On April 6, 2009, BigString sold a portion of its shares in FindItAll, Inc., which BigString held as an investment, for $40,000.

If the revenue from our operations are not adequate to allow us to pay the principal and interest on the outstanding convertible notes, and the convertible notes are not converted into shares of common stock, we will seek additional equity financing and/or debt financing.  It is also possible that we will seek to borrow money from traditional lending institutions, such as banks.

BigString has completed significant development of our email and messaging services and social networking services and have made adjustments to our cost structure, such as the elimination of expenses associated with the production of OurPrisoner and the reduction of a portion of compensation costs associated with development.  We have also reduced general expenses such as rent and other discretionary expenses. As a result, our operating and investing cash expenditures were reduced by $275,105, or 64%, for the three months ended March 31, 2009, as compared to the same prior year period.

BigString expects to continue development on our messaging, email and related service offerings. We expect to continue development on our social network platform. We also expect sales, marketing and advertising expenses and cost of revenues to increase as we promote and grow our products and services.  However, if our revenue and cash balance are insufficient to fund the continued growth of our business, we will seek additional funds.  There can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us.  Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts and could cause us to seek bankruptcy protection. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

As part of our cash conservation efforts, BigString’s officers began deferring a portion of their salaries in March 2009. For the three months ended March 31, 2009, accrued, payable compensation was $12,000. Other than the aforementioned deferred compensation, BigString’s officers and directors have not, as of the date of this filing, loaned any funds to BigString, and there are no formal commitments or arrangements to advance or loan funds to BigString or repay any such advances or loans.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

BigString is a smaller reporting company and is therefore not required to provide this information.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BigString Corporation
Registrant

Dated:	May 15, 2009	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 15, 2009	/s/ Robert S. DeMeulemeester
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

10.24
Lease between BigString, as Tenant, and Walter Zimmerer & Son, as Landlord, dated February 3, 2009, for the premises located at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed with the SEC on March 31, 2009.

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