Form 10-Q
period 2009-06-30
BigString CORP
filed 2009-08-14
CIK 1335282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________
Form 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from               to              .

Commission File Number 000-51661

_____________________

BIGSTRING CORPORATION
(Exact name of registrant as specified in its charter)

_____________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of Common Stock outstanding at August 13, 2009:

Common Stock, par value $0.0001 per share	59,167,666
(Class)	(Number of Shares)

BIGSTRING CORPORATION

INDEX TO FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets (unaudited) as of June 30, 2009 and December 31, 2008	2

	Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through June 30, 2009	3

	Consolidated Statements of Stockholders’ Equity (Deficiency) (unaudited) for the Six Months Ended June 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through June 30, 2009	4

	Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through June 30, 2009	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Index of Exhibits		E-1

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission  from time to time.

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 of BigString Corporation (“BigString”), as amended.

The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$39,455	$178,787
Accounts receivable - net of allowance of $35 and $660	5,377	15,115
Prepaid expenses and other current assets	4,770	17,922
Total current assets	49,602	211,824
Property and equipment - net	54,989	74,737
Other assets	140,636	155,677
TOTAL ASSETS	$245,227	$442,238

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$228,403	$294,521
Accrued expenses	324,578	216,938
Unearned revenue	4,546	7,104
Accrued interest	21,150	60,000
Short-term debt	473,532	-
Total current liabilities	1,052,209	578,563
Long term liabilities:
Long-term debt	539,446	892,824
TOTAL LIABILITIES	1,591,655	1,471,387

Stockholders' deficiency:
Preferred stock, $.0001 par value - authorized 1,000,000 shares; outstanding 400,000 and 400,000 shares, respectively	40	40
Common stock, $.0001 par value - authorized 249,000,000 shares; outstanding 53,238,144 and 52,244,394 shares, respectively	5,324	5,224
Additional paid in capital	13,616,978	13,119,632
Deficit accumulated during the development stage	(14,968,770)	(14,154,045)
Total stockholders' deficiency	(1,346,428)	(1,029,149)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$245,227	$442,238

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

					Period
					October 8, 2003
	For the Three Months Ended		For the Six Months Ended		(Date of Formation)
	June 30,		June 30,		Through
	2009	2008	2009	2008	June 30, 2009
Operating revenues	$9,737	$12,646	$21,840	$22,344	$150,994
Operating expenses:(1)
Cost of revenues	18,611	18,356	44,569	39,596	546,810
Research and development	101,326	125,430	221,181	255,560	2,301,975
Sales and marketing	2,365	109,569	26,270	142,218	993,445
General and administrative	94,527	411,328	312,378	729,453	4,431,748
Amortization of intangibles	-	240,153	-	480,306	4,490,190
Impairment of assets	-	-	-	-	1,042,876
Total operating expenses	216,829	904,836	604,398	1,647,133	13,807,044
Loss from operations	(207,092)	(892,190)	(582,558)	(1,624,789)	(13,656,050)
Other income (expense):(1)
Interest income	13	1,241	59	3,372	72,648
Interest expense	(20,775)	(19,875)	(40,650)	(32,873)	(153,735)
Other, net	(101,047)	(91,191)	(192,238)	(181,104)	(1,439,286)
Total other income (expenses)	(121,809)	(109,825)	(232,829)	(210,605)	(1,520,373)
Loss before income tax benefit	(328,901)	(1,002,015)	(815,387)	(1,835,394)	(15,176,423)
Income tax benefit	-	-	-	-	686,991
Net loss before subsidiary adjustment	(328,901)	(1,002,015)	(815,387)	(1,835,394)	(14,489,432)
Gain on deconsolidation of subsidiary	662	-	662	-	662
Net loss	$(328,239)	$(1,002,015)	$(814,725)	$(1,835,394)	$(14,488,770)

Net loss per common share calculation:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	53,083,611	51,248,225	52,753,337	51,124,910

(1)Stock-based and other non-cash compensation by function above:
Cost of revenues	$-	$-	$-	$-	$5,653
Research and development	12,648	16,372	38,996	61,885	229,969
Sales and marketing	-	-	-	-	222,725
General and administrative	40,078	158,118	175,958	315,706	1,742,235
Other, net	-	-	-	-	269,094
Total stock-based and other non-cash compensation	$52,726	$174,490	$214,954	$377,591	$2,469,676

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balance, October 8, 2003	$-	-	$-	-	$-	$-	$-	$-
Issuance of common stock (at $.0001 per share)	-	-	-	21,210,000	2,121	(2,121)	-	-
Contribution of capital	45,000	-	-	-	-	45,000	-	-
Sale of common stock (at $0.25 per share)	-	-	-	40,000	4	9,996	(10,000)	-
Net loss	(29,567)	-	-	-	-	-	-	(29,567)
Balance, December 31, 2003	15,433	-	-	21,250,000	2,125	52,875	(10,000)	(29,567)
Cash received from prior sale of common stock	10,000	-	-	-	-	-	10,000	-
Sale of common stock (at $0.25 per share)	217,500	-	-	870,000	87	217,413	-	-
Issuance of common stock for services (valued at $0.21 per share)	39,251	-	-	185,000	19	39,232	-	-
Issuance of common stock for acquisition (valued at $0.24 per share)	4,800,000	-	-	20,000,000	2,000	4,798,000	-	-
Issuance of warrants for services (valued at $0.07 per share)	3,500	-	-	-	-	3,500	-	-
Net loss	(729,536)	-	-	-	-	-	-	(729,536)
Balance, December 31, 2004	4,356,148	-	-	42,305,000	4,231	5,111,020	-	(759,103)
Sale of common stock (at $0.25 per share)	230,500	-	-	922,000	92	230,408	-	-
Exercise of warrants (at $0.25 per share)	11,250	-	-	45,000	4	11,246	-	-
Issuance of common stock for services (valued at $0.25 per share)	12,500	-	-	50,000	5	12,495	-	-
Sale of common stock (at $0.16 per share)	1,511,700	-	-	9,448,125	945	1,510,755	-	-
Issuance of warrants for services (valued at $0.07 per share)	179,200	-	-	-	-	179,200	-	-
Net loss	(2,102,587)	-	-	-	-	-	-	(2,102,587)
Balance, December 31, 2005	4,198,711	-	-	52,770,125	5,277	7,055,124	-	(2,861,690)
Redemption of shares from stockholders (at $0.05 per share)	(400,000)	-	-	(8,000,000)	(800)	(399,200)	-	-
Issuance of common stock for consulting services (valued at $0.82 per share)	-	-	-	1,250,000	125	(125)	-	-
Stock-based compensation expense	314,250	-	-	-	-	314,250	-	-
Issuance of warrants for consulting services (valued at $0.08, $0.18 and $0.42 per share)	36,595	-	-	-	-	36,595	-	-
Issuance of common stock for website acquisition (valued at $0.80 per share)	600,000	-	-	750,000	75	599,925	-	-
Sale of preferred stock (at $.0001 per share)	1,860,000	400,000	40	-	-	1,859,960	-	-
Dividends from allocation of proceeds for the beneficial conversion feature of preferred stock	-	-	-	-	-	480,000	-	(480,000)
Exercise of warrants (at $0.16, $0.20 and $0.25 per share)	18,000	-	-	165,000	17	34,233	(16,250)	-
Net loss	(3,114,225)	-	-	-	-	-	-	(3,114,225)
Balance, December 31, 2006	3,513,331	400,000	40	46,935,125	4,694	9,980,762	(16,250)	(6,455,915)
Cash received from prior exercise of warrants	16,250	-	-	-	-	-	16,250	-
Issuance of common stock for consulting services (valued at $0.50 and $0.33 per share)	-	-	-	432,000	43	(43)	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	31,320	-	-	-	-	31,320	-	-
Beneficial conversion feature of convertible promissory notes	666,648	-	-	-	-	666,648	-	-

Index

Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	155,000	-	-	861,111	86	154,914	-	-
Stock-based compensation expense	672,532	-	-	-	-	672,532	-	-
Issuance of warrants, net (valued at $0.10 per share)	19,094	-	-	-		19,094	-	-
Issuance of common stock for waiver and release (valued at $0.25 per share)	250,000	-	-	1,000,000	100	249,900	-	-
Exercise of warrants (at $0.10 per share)	150,000	-	-	1,500,001	150	149,850	-	-
Net loss	(3,949,184)	-	-	-	-	-	-	(3,949,184)
Balance, December 31, 2007	1,524,991	400,000	40	50,728,237	5,073	11,924,977	-	(10,405,099)
Exercise of warrants (at $0.10 per share)	21,333	-	-	213,333	21	21,312	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	20,000	-	-	111,111	11	19,989	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	76,176	-	-	-	-	76,176	-	-
Beneficial conversion feature of convertible promissory notes	188,740	-	-	-	-	188,740	-	-
Stock-based compensation expense	727,800	-	-	-	-	727,800	-	-
Issuance of common stock for accrued interest (at $0.15 per share)	43,757	-	-	291,713	29	43,728	-	-
Issuance of common stock for website acquisition (valued at $0.13 per share)	117,000	-	-	900,000	90	116,910	-	-
Net loss	(3,748,946)	-	-	-	-	-	-	(3, 748,946)
Balance, December 31, 2008	(1,029,149)	400,000	40	52,244,394	5,224	13,119,632	-	(14,154,045)
Stock-based compensation expense	214,954	-	-	-	-	214,954	-	-
Issuance of common stock for accrued interest (at $0.08 per share)	79,500	-	-	993,750	100	79,400	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	34,992	-	-	-	-	34,992	-	-
Beneficial conversion feature of convertible promissory notes	168,000	-	-	-	-	168,100	-	-
Net loss	(814,725)	-	-	-	-	-	-	(814,725)
Balance, June 30, 2009	$(1,346,428)	400,000	$40	53,238,144	$5,324	$13,616,978	$-	$(14,968,770)

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)
			Period
			October 8, 2003
	For the Six Months Ended		(Date of Formation)
	June 30,		Through
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net loss	$(814,725)	$(1,835,394)	$(14,488,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	65,085	546,906	4,900,581
Gain on sale of property and equipment	3,755	(3,513)	2,058
Impairment of assets	-	-	1,042,876
Accretion for beneficial conversion feature and discount on notes	143,146	133,668	673,854
Stock-based compensation	214,954	377,591	2,200,582
Other non-cash compensation	-	-	269,094
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	9,738	947	(5,377)
(Increase) in prepaid expenses and other assets	(20,899)	(92,906)	(401,444)
(Decrease) increase in accounts payable	(66,118)	(45,624)	228,403
Increase (decrease) in accrued expenses and other liabilities	148,290	(18,081)	465,920
(Decrease) increase in unearned revenue	(2,558)	(4,111)	4,546
Net cash used in operating activities	(319,332)	(940,517)	(5,107,677)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(262,290)
Sale of property and equipment	-	50,809	50,889
Acquisitions	-	-	(13,000)
Net cash provided by (used in) investing activities	-	50,809	(224,401)
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	180,000	700,000	1,930,000
Proceeds from issuance of preferred stock, net	-	-	1,860,000
Proceeds from exercise of common stock warrants and issuance of common stock	-	65,090	2,231,533
Payments for redemption of notes	-	-	(250,000)
Payments for redemption of common stock	-	-	(400,000)
Net cash provided by financing activities	180,000	765,090	5,371,533
Net (decrease) increase in cash	(139,332)	(124,618)	39,455
Cash and cash equivalents - beginning of period	178,787	298,033	-
Cash and cash equivalents - end of period	$39,455	$173,415	$39,455

Supplementary information:
Cash paid during the periods for:
Interest	$-	$-	$9,328
Acquisitions	$-	$-	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	-	-	5,533,067
Common stock issued to effect acquisition	$-	$-	$5,517,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$-	$20,000	$175,000
Issuance of common stock for accrued interest	$79,500	$43,757	$123,257
Common stock issued for services	$113,889	$170,834	$1,275,751
Common stock options issued for services	86,028	184,209	600,301
Common stock warrants issued for services	15,037	22,548	324,530
Total stock-based compensation:	214,954	377,591	2,200,582
Issue of warrants, net	-	-	19,094
Issuance of common stock for waiver and release	-	-	250,000
Total other non-cash compensation	-	-	269,094
Total stock-based and other non-cash compensation	$214,954	$377,591	$2,469,676

See notes to unaudited consolidated financial statements.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE PERIOD OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH JUNE 30, 2009

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2009, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by BigString and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in BigString’s 2008 Annual Report on Form 10-K filed with the SEC on March 31, 2009, as amended.

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

PeopleString Corporation (“PeopleString”), incorporated in the State of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. After purchases of PeopleString common stock by investors from April 2009 to June 2009, BigString owns less than 50% of PeopleString’s outstanding common stock.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BigString and its subsidiary, BigString Interactive, which is a wholly-owned subsidiary.  All intercompany transactions and balances have been eliminated.

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

CASH EQUIVALENTS

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased.  At June 30, 2009 and December 31, 2008, cash equivalents approximated $39,500 and $179,000, respectively.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
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

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay.  Allowances at June 30, 2009 and December 31, 2008 were $35 and $660, respectively.

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
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED FINANCING COSTS

Debt issue costs were deferred and amortized in other income (expense) over the terms of the related debts. BigString issued notes in June 2009, August 2008, February 2008 and May 2007 and incurred issuance costs of $33,552, $18,977, $91,706 and $248,939, respectively, which are being amortized over the term of the notes. Amortization expense related to these costs is included in other, net in the unaudited consolidated statements of operations and was $49,092, $47,436 and $256,038 for the six months ended June 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through June 30, 2009, respectively.

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

BigString issues shares of common stock to non-employees as stock-based compensation.  BigString accounts for the services using the fair market value of the consideration issued, generally measured at the closing price of BigString’s common stock on the date of the agreement.  For the three months ended June 30, 2009 and 2008, BigString recorded compensation expense of $28,473 and $85,417, respectively, in connection with the issuance of shares of common stock to non-employees. For the six months ended June 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through June 30, 2009, BigString recorded compensation expense of $113,889, $170,834 and $1,275,751, respectively, in connection with the issuance of shares of common stock to non-employees. For the period October 8, 2003 (Date of Formation) through June 30, 2009, BigString also recorded $250,000 other non-cash compensation expense for shares of common stock issued to non-employees.

BigString issues stock purchase warrants to non-employees as stock-based compensation.  The fair values of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model.  For the three months ended June 30, 2009 and 2008, BigString recorded compensation expense of $3,763 and $11,274, respectively, associated with issuances of stock purchase warrants.  For the six months ended June 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through June 30, 2009, BigString recorded compensation expense of $15,037, $22,548 and $324,530, respectively, in connection with the issuance of stock purchase warrants for services. For the period October 8, 2003 (Date of Formation) through June 30, 2009, BigString also recorded $19,094 other non-cash compensation expense, net for the cancellation and issue of warrants.

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. For the three months ended June 30, 2009 and 2008, BigString recorded compensation expense of $20,490 and $77,799, respectively. For the six months ended June 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through June 30, 2009, BigString recorded compensation expense of $86,028, $184,209 and $600,301, respectively. BigString did not grant stock options prior to 2006.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
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

EQUITY METHOD INVESTMENTS

BigString accounts for non-marketable investments using the equity method of accounting if the investment gives it the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if there is an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for additional investments and their proportionate share of earnings or losses and distributions. BigString records its share of the investee’s earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes, in its consolidated statement of operations. Equity investments of less than 20% are stated at cost. The cost is not adjusted for its proportionate share of the earnings or losses. BigString evaluates its equity investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value.  When evidence of a loss in value has occurred, BigString compares fair value of the investment to its carrying value to determine whether impairment has occurred.  If the estimated fair value is less than the carrying value and management considers the decline to be other than temporary, the excess of the carrying value over the estimated fair value is recognized as impairment in the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest.  SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008.  BigString completed its implementation of SFAS No. 160 effective January 1, 2009, and it did not have a material impact on BigString’s consolidated financial position, cash flows and results of operations.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. GOING CONCERN

For the six months ended June 30, 2009, BigString’s unaudited consolidated financial statements reflect a net loss of $814,725, net cash used in operations of $319,332, working capital deficit of $1,002,607, a stockholders’ deficit accumulated during the development stage of $14,968,770 and a cumulative net loss of $14,488,770.  These matters raise doubt about the ability of BigString to continue as a going concern.  BigString’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2009	December 31, 2008
Computer equipment and internal software	$159,313	$177,326
Furniture and fixtures	5,721	5,848
	165,034	183,174
Less accumulated depreciation	110,045	108,437
	$54,989	$74,737

Depreciation expense for the three months ended June 30, 2009 and 2008 was $7,890 and $9,539. Depreciation expense for the six months ended June 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through June 30, 2009, was $15,993, $19,164 and $154,362, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of a patent application and trademark, logos, source codes and websites.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including an independent formal appraisal.  Other intangibles are being amortized over five years.

Other intangible assets consist of the following:

	June 30, 2009	December 31, 2008
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	730,000	730,000
	5,533,067	5,533,067
Impairment	(1,042,876)	(1,042,876)
	$4,490,191	$4,490,191
Accumulated amortization	4,490,191	4,490,191
	$-	$-

Other intangibles are tested annually for impairment. If events indicate that impairment could exist, a recoverability test is performed comparing future net cash flows from the asset to the carrying value of the asset. If the recoverability test indicates the asset is impaired and the asset carrying amount is greater than fair market value, an impairment charge adjusts the carrying value to fair market value. Continuing losses associated with the assets indicate that impairments may exist.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
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

NOTE 6. INVESTMENTS

Equity Investment:

At March 31, 2009, BigString owned 100% of the common shares outstanding of PeopleString and the financial results of PeopleString were included in BigString’s Consolidated Financial Statements at March 31, 2009. After purchases of PeopleString common stock by investors, BigString owned 35% of PeopleString’s outstanding common stock at June 30, 2009. For the three and six months ended June 30, 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2009, BigString recorded a gain of $662 on the deconsolidation of its subsidiary PeopleString.

At June 30, 2009, BigString had an equity investment in PeopleString and accounted for this investment under the equity method.  As of June 30, 2009, there were no material earnings (losses) reported by PeopleString.

Cost Method Investment:

In April, 2009, BigString sold 15,000,000 shares of common stock in FindItAll, Inc. for $40,000 in a private transaction. The remaining shares of common stock in FindItAll, Inc. continue to be held at cost in Other assets on BigString’s Consolidated Balance Sheets.

NOTE 7. OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income, interest expense, and other, net.

Interest income was $13 and $1,241 for the three months ended June 30, 2009 and 2008, respectively. Interest income was $59, $3,372 and $72,648 for the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, respectively.

Interest expense consists of interest on convertible debt payable on each anniversary date of the promissory notes and is included in accrued interest. Interest expense was $20,775 and $19,875 for the three months ended June 30, 2009 and 2008, respectively. Interest expense was $40,650, $32,873 and $153,735 for the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, respectively.

The components of other, net consist of expenses related to the convertible debenture financing, preferred stock financing and warrant and common stock financings and are as follows:

					Period
					October 8, 2003
	For the Three Months Ended		For the Six Months Ended		(Date of Formation)
	June 30,		June 30,		Through
	2009	2008	2009	2008	June 30, 2008
Amortization of debt issue costs	$25,245	$23,847	$49,092	$47,436	$256,038
Amortization of promissory note discount	9,846	8,388	18,234	13,167	59,841
Amortization of beneficial conversion feature	65,956	58,956	124,912	120,501	614,013
Other financing expenses	-	-	-	-	509,394
	$101,047	$91,191	$192,238	$181,104	$1,439,286

Debt issue costs for the June 2009, August 2008, February 2008 and May 2007 financings were $33,552, $18,977, $91,706 and $248,939, respectively, and are being amortized over the term of each note, which is 24, 5, 36 and 36 months, respectively. Amortization is accelerated for the proportion of promissory notes which are converted in a period.

Other financing expenses include $250,000 of stock-based other non-cash compensation for the fair market value of common stock issued for a waiver and release related to the debt financing in 2007.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES

BigString adopted the provisions of the FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, BigString recognized no adjustment in the net liability for unrecognized income tax benefits.

BigString has participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, BigString recorded a net state tax benefit of $0, $0 and $686,991, respectively, as a result of its sale of New Jersey state net operating losses and New Jersey state research and development credits. Since New Jersey law provides that net operating losses can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey net operating losses in future years.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets include NOL carry forwards and research and development credits. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances for the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continues to incur losses.

At December 31, 2008, BigString has available NOL carry forwards of approximately $12.7 million for federal income tax reporting purposes and $5.1 million for state income tax reporting purposes which expire in various years through 2028. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s NOL and research credit carry forwards may be limited, and, as such, BigString’s NOL carry forwards available to offset future federal taxable income may be limited. Similarly, BigString may be restricted in using its research credit carry forwards to offset future federal income tax expense.

NOTE 9. DEBT

On June 23, 2009, BigString entered into a financing arrangement with several accredited financing parties. Proceeds from the financing have been used to support ongoing operations and the advancement of BigString’s technology, and fund the marketing and the development of its business.

Pursuant to the Subscription Agreement entered into by BigString with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Special Opportunities LP (collectively, the “2009 Subscribers”), the 2009 Subscribers purchased convertible notes in the aggregate principal amount of $180,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 6,000,000 shares of BigString's common stock, resulting in net proceeds of approximately $146,500 after transaction fees of approximately $33,500.  BigString accounted for the convertible notes under SFAS No. 133, and related interpretations including EITF Issue No. 00-19.  Approximately $35,000 of the proceeds was allocated to the warrants based on fair value, and included as additional paid in capital.  Due to the beneficial conversion feature of the convertible notes, $168,000 was included as additional paid in capital based on the conversion discount.

Each convertible note has a term of two years and accrues interest at a rate of 6% annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.015 per share, as adjusted. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time. The warrants have an exercise price of $0.015 per share, as adjusted.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

In connection with the June 23, 2009 financing, BigString paid Whalehaven Capital Fund Limited $6,000, Alpha Capital Anstalt $6,000 and Excalibur Special Opportunities LP $2,400 for finder’s fees.

As a result of this financing, the conversion price for the outstanding convertible notes and the exercise price underlying the warrants previously issued by BigString in February 2008 and May 2007 and the conversion price of the shares of outstanding Series A Preferred Stock were subject to adjustment under anti-dilution provisions.  The 2007 Subscribers and 2008 Subscribers verbally agreed to waive anti-dilution provisions related to the number of shares of common stock underlying the warrants previously issued by BigString in February 2008 and May 2007.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of this financing, the conversion price for the outstanding convertible notes and the exercise price and number of shares of common stock underlying the warrants previously issued by BigString in February 2008 and May 2007 and the conversion price of the shares of outstanding Series A Preferred Stock were subject to adjustment under anti-dilution provisions.

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

As a result of this financing, the conversion price for the outstanding convertible notes and the exercise price and number of shares of common stock underlying the warrants previously issued by BigString in May 2007 and the conversion price of the shares of outstanding Series A Preferred Stock were subject to adjustment under anti-dilution provisions.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2009, Chestnut Ridge Partners LP had converted $125,000 of notes and Penn Footwear had converted $50,000 of notes. Information regarding the convertible notes outstanding at June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
Convertible note, May 1, 2007	$625,000	$625,000
Beneficial conversion feature	(188,076)	(231,477)
Note Discount	(8,833)	(10,873)
	428,091	382,650

Convertible note, February 29, 2008	$700,000	$700,000
Beneficial conversion feature	(119,255)	(134,810)
Note Discount	(48,668)	(55,016)
	532,077	510,174

Convertible note, June 23, 2009	$180,000	$-
Beneficial conversion feature	(161,000)	-
Note Discount	(33,534)	-
	(14,534)	-
	$945,634	$892,824

For the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, $0, $20,000 and $175,000 of the convertible notes dated May 1, 2007 were converted resulting in 0, 111,111 and 972,222, respectively, shares of BigString’s common stock being issued to the holders of the convertible notes.

For the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, there were no conversions of the convertible notes dated February 29, 2008 and June 23, 2009.

For the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, BigString issued 993,750, 291,713 and 1,285,463 shares, respectively, of BigString’s common stock in lieu of $79,500, $43,757 and $123,257, respectively, of accrued interest. Future accrued interest payments, which may include shares of BigString’s common stock in lieu of accrued interest, on the May 1, 2007, February 29, 2008 and June 23, 2009 convertible notes are currently estimated as follows:

Accrued
Years Ending	Interest
December 31,	Payments
2009	$-
2010	90,300
2011	52,800
$143,100

NOTE 10. COMMON STOCK

On July 18, 2005, BigString amended its Certificate of Incorporation to, among other things, (1) change its name from Recall Mail Corporation to BigString Corporation, and (2) increase the number of shares BigString is authorized to issue from 50,000,000 shares to 250,000,000 shares, consisting of 249,000,000 shares of common stock, par value$0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.  The board of directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preference and privileges of each series, any or all of which may be greater than the rights of BigString’s common stock.  Currently, there are 400,000 shares of preferred stock outstanding.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 2, 2009, BigString issued 525,000 shares of its common stock for accrued interest on convertible promissory notes totaling $42,000. The conversion price was $0.08 per share.

On May 1, 2009, BigString issued 468,750 shares of its common stock for accrued interest on convertible promissory notes totaling $37,500. The conversion price was $0.08 per share.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 2, 2006, BigString granted warrants to purchase shares of BigString’s common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc.  A total of $135,300 of the deferred compensation in connection with the warrants has been expensed over a period of 36 months.  For the six months ended June 30, 2009, BigString expensed $15,037, which was the remaining balance of total unrecognized compensation cost included within paid-in-capital on BigString’s consolidated balance sheet.  The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years.  The weighted average fair value of these warrants was $0.42 and $0.18 per share.

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

As discussed in Note 9, on February 29, 2008, BigString granted warrants to purchase up to 2,706,666 shares of BigString's common stock to the 2008 Subscribers and Finder.  Each of the warrants has a term of five years from February 29, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.15 per share of common stock, as adjusted.  A total of $76,176 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers and the Finder were adjusted.

As discussed in Note 9, on August 25, 2008, BigString granted warrants to purchase up to 800,000 shares of BigString's common stock to Dwight Lane Capital, LLC and Marc W. Dutton.  Each of the warrants has a term of ten years from August 25, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.08 per share of common stock.  The warrants did not have a conversion discount, and accordingly, no proceeds for the convertible notes and warrants was allocated to the warrants, based on fair value, nor included as additional paid in capital. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers and 2008 Subscribers and the Finder were adjusted.

As discussed in Note 9, on June 23, 2009, BigString granted warrants to purchase up to 6,000,000 shares of BigString's common stock to the 2009 Subscribers.  Each of the warrants has a term of five years from June 23, 2009 and was fully vested on the date of issuance. The warrants are exercisable at $0.015 per share of common stock, as adjusted.  A total of $34,992 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers and 2008 Subscribers and the Finder were adjusted.

The number of warrants outstanding as of January 1, 2009 and changes to such number during the six months ended June 30, 2009 is as follows:

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2009	10,393,545	$0.25	4.2	$-
Warrants granted	11,700,000	$0.02
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	(5,700,000)	$0.08
Warrants outstanding at June 30, 2009	16,393,545	$0.14	4.2	$175,500
Warrants exercisable at June 30, 2009	16,393,545	$0.14	4.2	$175,500

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the six months ended June 30, 2009 and 2008 were 11,700,000 and 2,706,666, respectively.  For the period October 8, 2003 (Date of Formation) through June 30, 2009, warrants to purchase a total of 28,764,657 shares of BigString’s common stock were granted.

Warrants exercised during the six months ended June 30, 2009 and 2008 were 0 and 213,333, respectively.  Cash received during the six months ended June 30, 2009 and 2008 from the exercise of warrants was $0 and $21,333, respectively.  For the period October 8, 2003 (Date of Formation) through June 30, 2009, a total of 1,923,334 shares of BigString’s common stock were purchased upon the exercise of warrants.

During the six months ended June 30, 2009 and 2008, 5,700,000 and 0 warrants were cancelled. During the period October 8, 2003 (Date of Formation) through June 30, 2009, warrants to purchase a total of 50,000 shares of BigString’s common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. In addition, for the period October 8, 2003 (Date of Formation) through June 30, 2009, warrants to purchase a total of 10,397,778 shares of common stock were cancelled with an aggregate intrinsic value of $0 at the date of cancellation.

Equity Incentive Plan and Stock Options Issued to Consultants:

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 17, 2008, BigString granted non-qualified stock options to purchase 300,000 shares of BigString’s common stock to a BigString vendor under a partnering arrangement.  The stock options were granted at an exercise price of $0.08 per underlying share with 25% vesting every three months for one year.  These stock options were granted outside of the Equity Incentive Plan.

For the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, BigString recorded stock-based option compensation expense of $86,028, $184,209 and $600,301, respectively.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2009 and changes to such number during the six months ended June 30, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2009	9,950,100	$0.33	5.5	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(800,000)	$0.31
Options outstanding at June 30, 2009	9,150,100	$0.33	5.2	$-
Options exercisable at June 30, 2009	8,825,100	$0.32	5.1	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the six months ended June 30, 2009 and 2008 were 0 and 4,380,000, respectively.  For the period October 8, 2003 (Date of Formation) through June 30, 2009, options to purchase a total of 12,650,100 shares of BigString’s common stock were granted.

No options were exercised, and no cash received from option exercises and purchases of shares for the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009. The total tax benefit attributable to options exercised in the period October 8, 2003 (Date of Formation) through June 30, 2009 was $0.

During the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, options to purchase a total of 800,000, 1,000,000, and 3,500,000 shares of BigString’s common stock, respectively, were forfeited or expired with an aggregate intrinsic value of $0 at the date of expiration.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rate	-%	2%	-%	2%
Expected volatility	-%	97%	-%	98%
Expected life (in years)	-	2	-	2
Dividend yield	-	-	-	-

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

NOTE 13. RELATED PARTY TRANSACTIONS

On April 2, 2009, PeopleString entered into an agreement with BigString to license BigString’s messaging technology and share the cost of certain common services. At June 30, 2009, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renews annually and is subject to adjustment periodically. BigString accounts for this transaction as an expense reduction. For the six months ended June 30, 2009, BigString’s expenses were reduced by $15,595 under the terms of the agreement.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which require BigString to pay certain executory costs (such as insurance and maintenance). Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2009	$42,100
2010	21,100
$63,200

Rental expense was $11,900, $21,400 and $207,008 for the six months ended June 31, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 31, 2009, respectively.

Computer co-location, power and Internet access expense was $23,985, $28,703 and $205,868 for the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, respectively.

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services.  In consideration for services performed, BigString agreed to issue to Howard Greene 140,000 shares of common stock in April, 2005 and 192,000 shares of common stock in February, 2007.  Total public relation expenses, including the services of Greene Inc. Communications, were $16,276, $127,516 and $318,074 for the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, respectively.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc.  In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (1) 1,250,000 shares of common stock, (2) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (3) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00.  BigString incurred corresponding consulting expenses of $128,926, $193,382 and $1,160,300 for the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, respectively.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising and/or service revenues, to its marketing affiliates.  As of the six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, these commitments were not material.

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

As of June 30, 2009, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about BigString Corporation’s (“BigString”) financial condition and results of operations for the three and six months ended June 30, 2009 and 2008.  This information should be read in conjunction with BigString’s unaudited consolidated financial statements for the three and six months ended June 30, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through June 30, 2009, including the related notes thereto, which are included on pages 1 through 23 of this report.

Background

BigString was incorporated in the State of Delaware on October 8, 2003 under the name “Recall Mail Corporation.”  The company’s name was formally changed to “BigString Corporation” in July 2005.  BigString was formed to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user.

BigString Interactive, Inc., incorporated in the State of New Jersey, was formed by BigString in early 2006 to develop technology relating to interactive web portals.

PeopleString Corporation, incorporated in the State of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. After purchases of PeopleString common stock by investors from April 2009 to June 2009, BigString owns less than 50% of PeopleString’s outstanding common stock.

Email Emissary, Inc., incorporated in the State of Oklahoma, was acquired by BigString in July 2004. In September 2006, all of Email Emissary’s assets, including its pending patent application, were transferred to BigString.  Email Emissary was dissolved on May 17, 2007.

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

BigString also provides hosting, private label, and co-branded solutions. Web publishers and content sites may offer BigString’s messaging services to their existing registered member base as well as all future members that register. The web publishers and content sites are responsible for marketing. BigString receives advertising revenue associated with these marketing affiliations and may also receive premium fees when registered members upgrade service.  In conjunction with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of revenue, to its marketing affiliates.

Index

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

In March, 2009, BigString announced the launch of PeopleString through a subsidiary, an incentive-based social network that pays users to receive regular direct mail and perform internet activities, such as email, instant messaging, video mail, online file storage, search and shopping. In addition, members generate additional revenue by creating a personal affiliate network. The service provides entrepreneurs with business tools to earn additional revenue through PeopleString. PeopleString also provides fee-based development services.  PeopleString is operated by PeopleString Corporation.  BigString owns less than 50% of PeopleString’s outstanding common stock.

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

BigString currently markets to Internet users who seek to utilize the Internet as their source for email and messaging services.  Generally, BigString products and services can be readily accessed through the Internet and thus from virtually anywhere where the Internet is accessible.  Email users can access BigString’s English language site, www.BigString.com, on a global basis, 24 hours a day.  As of June 30, 2009, BigString email visitors accessed www.BigString.com from 227 countries/territories, compared to 216 countries/territories as of June 30, 2008, and 60 countries/territories as of December 31, 2006.  The top five countries by visits to www.BigString.com are as follows: United States 55%, United Kingdom 8%, Canada 5%, Peru 3% and India 2%, followed by Mexico, Australia, Columbia, Germany and Brazil.

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

Critical Accounting Policies

BigString’s discussion and analysis of financial condition and results of operations are based upon BigString’s unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these unaudited consolidated financial statements requires BigString to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, BigString evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation.  BigString bases its estimates on historical expenses and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Index

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

Consistent with EITF Issue No. 01-9, “Accounting for Considerations Given by a Vendor to a Customer (Including the Reseller of the Vendor’s Product),” BigString accounts for cash considerations given to customers, for which it does not receive a separately identifiable benefit or cannot reasonably estimate fair value, as a reduction of revenue rather than an expense.  Accordingly, corresponding distributions to active users and distributions of referral fees are recorded as a reduction of gross revenue.

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

Index

Results of Operations

For the Three and Six Months Ended June 30, 2009 and 2008

Net Loss.  For the three months ended June 30, 2009, net loss was $328,239, as compared to a net loss of $1,002,015 for the three months ended June 30, 2008. The $673,776 decrease in net loss was primarily attributable to a $688,007 decrease in operating expenses related to sales and marketing, general and administrative, and amortization.

For the six months ended June 30, 2009, net loss was $814,725, as compared to a net loss of $1,835,394 for the six months ended June 30, 2008. The $1,020,669 decrease in net loss was primarily attributable to a $1,042,735 decrease in operating expenses related to sales and marketing, general and administrative, and amortization.

Revenues.  For the three months ended June 30, 2009, revenues were $9,737, a $2,909 decrease from revenues of $12,646 earned in the three months ended June 30, 2008.  Of the revenues generated for the three months ended June 30, 2009, $5,689 was generated from product and service fees and $4,048 was generated from advertisers, as compared to $8,811 from product and service fees and $3,835 from advertisers for the three months ended June 30, 2008.

For the six months ended June 30, 2009, revenues were $21,840, a $504 decrease from revenues of $22,344 earned in the six months ended June 30, 2008. Of the revenues generated for the six months ended June 30, 2009, $12,883 was generated from product and service fees and $8,958 was generated from advertisers, as compared to $14,084 from product and service fees and $8,260 from advertisers for the six months ended June 30, 2008.

The 2% decrease in revenues for the six months ended June 30, 2009 over the same prior year period was primarily due to the write-off of a receivable of $12,900, partially offset by increased service fees.

Revenues associated with PeopleString are included in BigString’s Consolidated Financial Statements for the three months ended March 31, 2009, and are not included in BigString’s Consolidated Financial Statements for the three months ended June 30, 2009.

At June 30, 2009, unearned revenue from product and service fees decreased 36% to $4,546 from $7,104 at December 31, 2008.

Operating Expenses.  For the three months ended June 30, 2009, operating expenses were $216,829, a $688,007 decrease from operating expenses of $904,836 incurred in the three months ended June 30, 2008. Operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, for the three months ended June 30, 2009 were $156,213, a $324,441 decrease from the same prior year period.

•
Cost of revenues: Cost of revenues for the three months ended June 30, 2009 were $18,611, as compared to $18,356 for the same prior year period.  The $255 increase in cost was primarily attributable to increased hosting related fees.

•
Research and development: Research and development expenses for the three months ended June 30, 2009 were $101,326, as compared to $125,430 for the same prior year period.  The $24,104 decrease in expenses was primarily attributable to a reduction in development staffing and associated overhead costs.

•
Sales and marketing: Sales and marketing expenses for the three months ended June 30, 2009 were $2,365, as compared to $109,569 for the same prior year period.  The $107,204 decrease in expenses was primarily attributable to decreased public relations expenses.

•
General and administrative: General and administrative expenses for the three months ended June 30, 2009 were $94,527, as compared to $411,328 for the same prior year period.  The $316,801 decrease in expenses was primarily attributable to decreased compensation, administrative and professional expenses.

•
Amortization: Amortization expenses for the three months ended June 30, 2009 were $0, as compared to $240,153 for the same prior year period.  The decrease in expense was attributable to the 2008 impairment of intangible assets and completion of amortization expenses.

For the six months ended June 30, 2009, operating expenses were $604,398, a $1,042,735 decrease from operating expenses of $1,647,133 incurred in the six months ended June 30, 2008. Operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, for the six months ended June 30, 2009 were $324,359, a $398,277 decrease from the same prior year period.

•
Cost of revenues: Cost of revenues for the six months ended June 30, 2009 were $44,569, as compared to $39,596 for the same prior year period.  The $4,973 increase in cost was primarily attributable to increased activity associated with the revenue mix.

•
Research and development: Research and development expenses for the six months ended June 30, 2009 were $221,181, as compared to $255,560 for the same prior year period.  The $34,379 decrease in expenses was primarily attributable to a reduction in development staffing and associated overhead costs.

Index

•
Sales and marketing: Sales and marketing expenses for the six months ended June 30, 2009 were $26,270, as compared to $142,218 for the same prior year period.  The $115,948 decrease in expenses was primarily attributable to decreased public relations expenses.

•
General and administrative: General and administrative expenses for the six months ended June 30, 2009 were $312,378, as compared to $729,453 for the same prior year period.  The $417,075 decrease in expenses was primarily attributable to decreased compensation, administrative and professional expenses.

•
Amortization: Amortization expenses for the six months ended June 30, 2009 were $0, as compared to $480,306 for the same prior year period.  The decrease in expense was attributable to the 2008 impairment of intangible assets and completion of amortization expenses.

Other income (expense).  For the three months ended June 30, 2009, other expenses were $121,809, a $11,984 increase over other expenses of $109,825 in the three months ended June 30, 2008.

•
Interest income: Interest income for the three months ended June 30, 2009 was $13, as compared to $1,241 for the same prior year period. The $1,228 decrease was primarily attributable to lower rates and cash balances.

•
Interest expense: Interest expense for the three months ended June 30, 2009 was $20,775, as compared to $19,875 for the same prior year period. The $900 increase was primarily attributable to the interest on the June 23, 2009 promissory notes.

•
Other, net: Other, net expenses for the three months ended June 30, 2009 were $101,047, as compared to $91,191 for the same prior year period. The $9,856 increase was primarily attributable to the amortization of the beneficial conversion features of the June 23, 2009 promissory notes.

For the six months ended June 30, 2009, other expenses were $232,829, a $22,224 increase over other expenses of $210,605 in the six months ended June 30, 2008.

•
Interest income: Interest income for the six months ended June 30, 2009 was $59, as compared to $3,372 for the same prior year period. The $3,313 decrease was primarily attributable to lower rates and cash balances.

•
Interest expense: Interest expense for the six months ended June 30, 2009 was $40,650, as compared to $32,873 for the same prior year period. The $7,777 increase was primarily attributable to the 2009 full period interest on the February 29, 2008 promissory notes and interest on the June 23, 2009 promissory notes.

•
Other, net: Other, net expenses for the six months ended June 30, 2009 were $192,238, as compared to $181,104 for the same prior year period. The $11,134 increase was primarily attributable to the amortization of the promissory note discounts and amortization of the beneficial conversion features of the promissory notes.

Income Taxes.  For the three and six months ended June 30, 2009 and 2008, BigString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

•
At December 31, 2008, BigString has available net operating loss carry forwards of approximately $12.7 million for federal income tax reporting purposes and $5.1 million for state income tax reporting purposes which expire in various years through 2028. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, BigString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

Gain on deconsolidation of subsidiary.  At March 31, 2009, BigString owned 100% of the common shares outstanding of PeopleString and the financial results of PeopleString were included in BigString’s Consolidated Financial Statements at March 31, 2009. After purchases of PeopleString common stock by investors, BigString owned 35% of PeopleString’s outstanding common stock at June 30, 2009. For the three and six months ended June 30, 2009 BigString recorded a gain of $662 on the deconsolidation of its subsidiary PeopleString.

Liquidity and Capital Resources

BigString’s operating and capital requirements have exceeded its cash flow from operations as BigString has been building its business.  Since inception through June 30, 2009, BigString has expended $5,332,078 for operating and investing activities, which has been primarily funded by investments of $5,371,533 from BigString’s stockholders and convertible note and warrant holders.  For the six months ended June 30, 2009, BigString expended $319,332 for operating and investing activities, a decrease of $570,376 from the amount expended during the six months ended June 30, 2008.

Index

BigString’s cash balance as of June 30, 2009 was $39,455, which was a decrease of $139,332 from the cash balance of $178,787 as of December 31, 2008.  This decrease to the cash balance was attributable to the operating outlays primarily associated with the development of products and services and professional fees.

Management believes BigString’s current cash balance of $15,872 at August 12, 2009 is not sufficient to fund the minimum level of operations for the next twelve months.

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

BigString participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers.  On December 16, 2008 and December 19, 2007, BigString received net proceeds of $428,137 and $258,854, respectively, in connection with its sale of unused NOLs in the Program. BigString may also be able to transfer additional unused New Jersey NOLs in future years if it is accepted to participate in the Program in 2009 and in future years.

On April 6, 2009, BigString sold a portion of its shares in FindItAll, Inc., which BigString held as an investment, for $40,000.

On June 23, 2009, BigString entered into a financing arrangement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Special Opportunities LP, pursuant to which the 2009 Subscribers purchased convertible notes in the aggregate principal amount of $180,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 6,000,000 shares of BigString's common stock. Each convertible note has a term of two years and accrues interest at a rate of six percent annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.015 per share, as adjusted.  The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time. The warrants have an exercise price of $0.015 per share, as adjusted.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

If the revenue from our operations are not adequate to allow us to pay the principal and interest on the outstanding convertible notes, and the convertible notes are not converted into shares of common stock, we will seek additional equity financing and/or debt financing.  It is also possible that we will seek to borrow money from traditional lending institutions, such as banks.

BigString has completed significant development of our email and messaging services and social networking services and have made adjustments to our cost structure, such as the elimination of expenses associated with the production of OurPrisoner and the reduction of a portion of compensation costs associated with development.  We have also reduced general expenses such as rent and other discretionary expenses. As a result, our operating and investing cash expenditures were reduced by $570,376, or 64%, for the six months ended June 30, 2009, as compared to the same prior year period.

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

As part of our cash conservation efforts, BigString’s officers began deferring a portion of their salaries in March 2009. For the six months ended June 30, 2009, accrued, payable compensation was $38,500. Other than the aforementioned deferred compensation, BigString’s officers and directors have not, as of the date of this filing, loaned any funds to BigString, and there are no formal commitments or arrangements to advance or loan funds to BigString or repay any such advances or loans.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The information required by this Item with respect to sales of unregistered securities has been previously disclosed by BigString in its Current Report on Form 8-K which was filed with the SEC on June 29, 2009.

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

BigString Corporation
Registrant

Dated: August 14, 2009	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2009	/s/ Robert S. DeMeulemeester
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

4.2
Form of Convertible Note, dated May 1, 2007, issued to the following persons and in the following amounts: Whalehaven Capital Fund Limited ($250,000); Alpha Capital Anstalt ($250,000); and Iroquois Master Fund Ltd. ($125,000), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

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

4.6
Form of Convertible Note, dated June 23, 2009, issued to the following subscribers and in the following amounts: Whalehaven Capital Fund Limited ($75,000); Alpha Capital Anstalt ($75,000); and Excalibur Special Opportunities LP ($30,000), incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2009.

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

10.39
Common Stock Purchase Warrant, dated August 25, 2008, issued to Dwight Lane Capital, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 27, 2009.

10.40	Common Stock Purchase Warrant, dated August 25, 2008, issued to Marc W. Dutton, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 27, 2009.

10.41
Subscription Agreement, dated as of June 23, 2009, by and among BigString and Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Special Opportunities LP, including Exhibit B – Form of Common Stock Purchase Warrant.  Upon the request of the Securities and Exchange Commission, BigString agrees to furnish copies of each of the following schedules and exhibits:  Schedule 5(a) – Subsidiaries; Schedule 5(d) – Additional Issuances/Capitalization; Schedule 5(f) – Conflicts; Schedule 5(q) – Undisclosed Liabilities; Schedule 5(v) – Transfer Agent; Schedule 8 – Finder’s Fee; Schedule 9(s) – Lockup Agreement Providers; Exhibit A – Form of Convertible Note (included as Exhibit 4.2); Exhibit C – Form of Escrow Agreement; Exhibit D – Form of Giordano, Halleran & Ciesla, P.C. Legal Opinion; Exhibit E – Proposed Public Announcement; and Exhibit F – Form of Lock-Up Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2009.

Index

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.