Form 10-Q
period 2009-09-30
BigString CORP
filed 2009-11-16
CIK 1335282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

Form 10-Q

______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from   to              .

Commission File Number 000-51661

______________________

BIGSTRING CORPORATION
(Exact name of registrant as specified in its charter)

______________________

Delaware	20-0297832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157 Broad Street, Suite 109, Red Bank, New Jersey 07701
(Address of principal executive offices) (Zip Code)

(732) 741-2840
(Registrant’s telephone number, including area code)

____________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of Common Stock outstanding at November 13, 2009:

Common Stock, par value $0.0001 per share	63,329,761
(Class)	(Number of Shares)

BIGSTRING CORPORATION

INDEX TO FORM 10-Q

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets (unaudited) as of September 30, 2009 and December 31, 2008	2

	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009	3

	Consolidated Statements of Stockholders’ Equity (Deficiency) (unaudited) for the Nine Months Ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009	4

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

Index of Exhibits		E-1

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

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 of BigString Corporation (“BigString” or the “Company”), as amended.

The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,175	$178,787
Accounts receivable - net of allowance of $80 and $660	13,254	15,115
Prepaid expenses and other current assets	4,770	17,922
Total current assets	28,199	211,824
Property and equipment - net	47,184	74,737
Other assets	107,608	155,677
TOTAL ASSETS	$182,991	$442,238

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$228,945	$294,521
Accrued expenses	284,836	216,938
Unearned revenue	3,851	7,104
Accrued interest	43,403	60,000
Short-term debt	463,546	-
Total current liabilities	1,024,581	578,563
Long term liabilities:
Long-term debt	580,793	892,824
TOTAL LIABILITIES	1,605,374	1,471,387

Stockholders' deficiency:
Preferred stock, $0.0001 par value - authorized 1,000,000 shares; outstanding 79,657 and 400,000 shares, respectively	8	40
Common stock, $0.0001 par value - authorized 249,000,000 shares; outstanding 62,598,218 and 52,244,394 shares, respectively	6,260	5,224
Additional paid in capital	13,690,511	13,119,632
Deficit accumulated during the development stage	(15,119,162)	(14,154,045)
Total stockholders' deficiency	(1,422,383)	(1,029,149)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$182,991	$442,238

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Period October 8, 2003 (Date of Formation) Through
	2009	2008	2009	2008	September 30, 2009
Operating revenues	$24,561	$22,058	$46,401	$44,402	$175,555
Operating expenses:(1)
Cost of revenues	7,656	23,832	52,225	63,428	554,466
Research and development	60	107,333	221,241	362,893	2,302,035
Sales and marketing	2,765	19,112	29,035	161,330	996,210
General and administrative	3,880	408,486	316,258	1,137,938	4,435,628
Amortization of intangibles	-	244,053	-	724,359	4,490,190
Impairment of assets	-	-	-	-	1,042,876
Total operating expenses	14,361	802,816	618,759	2,449,948	13,821,405
Gain (loss) from operations	10,200	(780,758)	(572,358)	(2,405,546)	(13,645,850)
Other income (expense):(1)
Interest income	8	647	67	4,019	72,656
Interest expense	(22,253)	(22,792)	(62,903)	(55,665)	(175,988)
Other, net	(148,336)	(96,455)	(340,085)	(277,559)	(1,587,133)
Total other income (expenses)	(170,581)	(118,600)	(402,921)	(329,205)	(1,690,465)
Loss before subsidiary adjustment	(160,381)	(899,358)	(975,279)	(2,734,751)	(15,336,315)
Gain on deconsolidation of subsidiary	-	-	10,162	-	10,162
Loss before income tax benefit	(160,381)	(899,358)	(965,117)	(2,734,751)	(15,326,153)
Income tax benefit	-	-	-	-	686,991
Net loss	$(160,381)	$(899,358)	$(965,117)	$(2,734,751)	$(14,639,162)

Net loss per common share calculation:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	59,068,178	52,166,133	54,881,416	51,474,518

(1)Stock-based and other non-cash compensation by function above:
Cost of revenues	$-	$-	$-	$-	$5,653
Research and development	243	23,471	39,239	85,357	230,212
Sales and marketing		-	-	-	222,725
General and administrative	236	156,321	176,194	472,026	1,742,471
Other, net	-	-	-	-	269,094
Total stock-based and other non-cash compensation	$479	$179,792	$215,433	$557,383	$2,470,155

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

		Preferred Stock		Common Stock
	Total	No. of Shares	Amount	No. of Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Deficit

Balance, October 8, 2003	$-	-	$-	-	$-	$-	$-	$-
Issuance of common stock (at $.0001 per share)	-	-	-	21,210,000	2,121	(2,121)	-	-
Contribution of capital	45,000	-	-	-	-	45,000	-	-
Sale of common stock (at $0.25 per share)	-	-	-	40,000	4	9,996	(10,000)	-
Net loss	(29,567)	-	-	-	-	-	-	(29,567)
Balance, December 31, 2003	15,433	-	-	21,250,000	2,125	52,875	(10,000)	(29,567)
Cash received from prior sale of common stock	10,000	-	-	-	-	-	10,000	-
Sale of common stock (at $0.25 per share)	217,500	-	-	870,000	87	217,413	-	-
Issuance of common stock for services (valued at $0.21 per share)	39,251	-	-	185,000	19	39,232	-	-
Issuance of common stock for acquisition (valued at $0.24 per share)	4,800,000	-	-	20,000,000	2,000	4,798,000	-	-
Issuance of warrants for services (valued at $0.07 per share)	3,500	-	-	-	-	3,500	-	-
Net loss	(729,536)	-	-	-	-	-	-	(729,536)
Balance, December 31, 2004	4,356,148	-	-	42,305,000	4,231	5,111,020	-	(759,103)
Sale of common stock (at $0.25 per share)	230,500	-	-	922,000	92	230,408	-	-
Exercise of warrants (at $0.25 per share)	11,250	-	-	45,000	4	11,246	-	-
Issuance of common stock for services (valued at $0.25 per share)	12,500	-	-	50,000	5	12,495	-	-
Sale of common stock (at $0.16 per share)	1,511,700	-	-	9,448,125	945	1,510,755	-	-
Issuance of warrants for services (valued at $0.07 per share)	179,200	-	-	-	-	179,200	-	-
Net loss	(2,102,587)	-	-	-	-	-	-	(2,102,587)
Balance, December 31, 2005	4,198,711	-	-	52,770,125	5,277	7,055,124	-	(2,861,690)
Redemption of shares from stockholders (at $0.05 per share)	(400,000)	-	-	(8,000,000)	(800)	(399,200)	-	-
Issuance of common stock for consulting services (valued at $0.82 per share)	-	-	-	1,250,000	125	(125)	-	-
Stock-based compensation expense	314,250	-	-	-	-	314,250	-	-
Issuance of warrants for consulting services (valued at $0.08, $0.18 and $0.42 per share)	36,595	-	-	-	-	36,595	-	-
Issuance of common stock for website acquisition (valued at $0.80 per share)	600,000	-	-	750,000	75	599,925	-	-
Sale of preferred stock (at $.0001 per share)	1,860,000	400,000	40	-	-	1,859,960	-	-
Dividends from allocation of proceeds for the beneficial conversion feature of preferred stock	-	-	-	-	-	480,000	-	(480,000)
Exercise of warrants (at $0.16, $0.20 and $0.25 per share)	18,000	-	-	165,000	17	34,233	(16,250)	-
Net loss	(3,114,225)	-	-	-	-	-	-	(3,114,225)
Balance, December 31, 2006	3,513,331	400,000	40	46,935,125	4,694	9,980,762	(16,250)	(6,455,915)
Cash received from prior exercise of warrants	16,250	-	-	-	-	-	16,250	-
Issuance of common stock for consulting services (valued at $0.50 and $0.33 per share)	-	-	-	432,000	43	(43)	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	31,320	-	-	-	-	31,320	-	-
Beneficial conversion feature of convertible promissory notes	666,648	-	-	-	-	666,648	-	-
Issuance of common stock upon conversion of convertible promissory notes (at $0.18 per share)	155,000	-	-	861,111	86	154,914	-	-
Stock-based compensation expense	672,532	-	-	-	-	672,532	-	-
Issuance of warrants, net (valued at $0.10 per share)	19,094	-	-	-	-	19,094	-	-
Issuance of common stock for waiver and release (valued at $0.25 per share)	250,000	-	-	1,000,000	100	249,900	-	-
Exercise of warrants (at $0.10 per share)	150,000	-	-	1,500,001	150	149,850	-	-
Net loss	(3,949,184)	-	-	-	-	-	-	(3,949,184)
Balance, December 31, 2007	1,524,991	400,000	40	50,728,237	5,073	11,924,977	-	(10,405,099)
Exercise of warrants (at $0.10 per share)	21,333	-	-	213,333	21	21,312	-	-
Issuance of common stock upon conversion of convertible promissory notes (at $0.18 per share)	20,000	-	-	111,111	11	19,989	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	76,176	-	-	-	-	76,176	-	-
Beneficial conversion feature of convertible promissory notes	188,740	-	-	-	-	188,740	-	-
Stock-based compensation expense	727,800	-	-	-	-	727,800	-	-
Issuance of common stock for accrued interest (at $0.15 per share)	43,757	-	-	291,713	29	43,728	-	-
Issuance of common stock for website acquisition (valued at $0.13 per share)	117,000	-	-	900,000	90	116,910	-	-
Net loss	(3,748,946)	-	-	-	-	-	-	(3, 748,946)
Balance, December 31, 2008	(1,029,149)	400,000	40	52,244,394	5,224	13,119,632	-	(14,154,045)
Stock-based compensation expense	215,433	-	-	-	-	215,433	-	-
Issuance of common stock for accrued interest (at $0.08 per share)	79,500	-	-	993,750	100	79,400	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	34,992	-	-	-	-	34,992	-	-
Beneficial conversion feature of convertible promissory notes	168,000	-	-	-	-	168,000	-	-
Issuance of common stock upon conversion of preferred stock	-	(320,343)	(32)	4,429,522	443	(411)	-	-
Issuance of common stock upon conversion of convertible promissory notes (at $0.015 per share)	73,958	-	-	4,930,552	493	73,465	-	-
Net loss	(965,117)	-	-	-	-	-	-	(965,117)
Balance, September 30, 2009	$(1,422,383)	79,657	$8	62,598,218	$6,260	$13,690,511	$-	$(15,119,162)

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

	For the Nine Months Ended		Period October 8, 2003 (Date of Formation)
	September 30,		Through
	2009	2008	September 30, 2009
Cash flows from operating activities:
Net loss	$(965,117)	$(2,734,751)	$(14,639,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	105,418	829,089	4,940,914
Gain on sale of property and equipment	3,755	(3,513)	2,058
Impairment of assets	-	-	1,042,876
Accretion for beneficial conversion feature and discount on notes	248,465	201,532	779,173
Stock-based compensation	215,433	557,383	2,201,061
Other non-cash compensation	-	-	269,094
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	1,861	(12,810)	(13,254)
(Increase) in prepaid expenses and other assets	(20,399)	(108,911)	(400,944)
(Decrease) increase in accounts payable	(65,576)	(292)	228,945
Increase in accrued expenses and other liabilities	130,801	113,166	448,431
(Decrease) increase in unearned revenue	(3,253)	(1,401)	3,851
Net cash used in operating activities	(348,612)	(1,160,508)	(5,136,957)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(262,290)
Sale of property and equipment	-	50,889	50,889
Acquisitions	-	-	(13,000)
Net cash provided by (used in) investing activities	-	50,889	(224,401)
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	180,000	950,000	1,930,000
Proceeds from issuance of preferred stock, net	-	-	1,860,000
Proceeds from exercise of common stock warrants and issuance of common stock	-	65,090	2,231,533
Payments for redemption of notes	-	-	(250,000)
Payments for redemption of common stock	-	-	(400,000)
Net cash provided by financing activities	180,000	1,015,090	5,371,533
Net (decrease) increase in cash	(168,612)	(94,529)	10,175
Cash and cash equivalents - beginning of period	178,787	298,033	-
Cash and cash equivalents - end of period	$10,175	$203,504	$10,175

Supplementary information:
Cash paid during the periods for:
Interest	$-	$-	$9,328
Acquisitions	$-	$-	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	-	117,000	5,533,067
Common stock issued to effect acquisition	$-	$117,000	$5,517,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$73,958	$20,000	$248,958
Issuance of common stock for accrued interest	$79,500	$43,757	$123,257
Common stock issued for services	$113,889	$256,251	$1,275,751
Common stock options issued for services	86,507	267,310	600,780
Common stock warrants issued for services	15,037	33,822	324,530
Total stock-based compensation:	215,433	557,383	2,201,061
Issue of warrants, net	-	-	19,094
Issuance of common stock for waiver and release	-	-	250,000
Total other non-cash compensation	-	-	269,094
Total stock-based and other non-cash compensation	$215,433	$557,383	$2,470,155

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND THE PERIOD OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH SEPTEMBER 30, 2009

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2009, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by BigString and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2008 was derived from audited financial statements. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

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

PeopleString Corporation (“PeopleString”), incorporated in the State of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. After purchases of PeopleString common stock by investors in April 2009, BigString owns less than 50% of PeopleString’s outstanding common stock.

Email Emissary, Inc. (“Email Emissary”), incorporated in the State of Oklahoma, was acquired by BigString in July 2004; in September 2006, all of Email Emissary’s assets, including its pending patent application, were transferred to BigString. Email Emissary was dissolved on May 17, 2007.

BigString is considered a development stage enterprise in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities” (“ASC 915”). BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

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

CASH EQUIVALENTS

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At September 30, 2009 and December 31, 2008, cash equivalents approximated $10,200 and $179,000, respectively.

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

REVENUE RECOGNITION

BigString derives revenue from online services, electronic commerce, advertising and data network services. BigString also derives revenue from marketing affiliations. BigString recognizes revenue in accordance with the guidance contained in the FASB ASC 605, “Revenue Recognition” (“ASC 605”).

Consistent with the provisions of ASC 605-45-05, BigString generally recognizes revenue associated with its advertising and marketing affiliation programs on a gross basis due primarily to the following factors: BigString is the primary obligor; has general inventory risk; has latitude in establishing prices; has discretion in supplier selection; performs part of the service; and determines specifications.

Consistent with ASC 605-50-15, BigString accounts for cash considerations given to customers, for which it does not receive a separately identifiable benefit or cannot reasonable estimate fair value, as a reduction of revenue rather than an expense. Accordingly, any corresponding distributions to customers are recorded as a reduction of gross revenue.

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay. Allowances at September 30, 2009 and December 31, 2008 were $80 and $660, respectively.

DEPRECIATION

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily using the straight-line method over their estimated useful lives of these assets.

RESEARCH AND DEVELOPMENT

BigString accounts for research and development costs in accordance with accounting pronouncements, including FASB ASC 730, “Research and Development” (“ASC 730”) and FASB ASC 985, “Software” (“ASC 985”). BigString has determined that technological feasibility for its software products is reached shortly before the products are released. Research and development costs incurred between the establishment of technological feasibility and product release have not been material and have accordingly been expensed when incurred.

EVALUATION OF LONG-LIVED ASSETS

BigString reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. In accordance with the guidance provided in FASB ASC 360-15-35, “Impairment or Disposal of Long-Lived Assets” (“ASC 360-15-35”), if the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

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

INTANGIBLES

FASB ASC 350, “Goodwill and Other” (“ASC 350”), specifies the financial accounting and reporting for acquired goodwill and other indefinite life intangible assets. Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually.

DEFERRED FINANCING COSTS

Debt issue costs were deferred and amortized in other income (expense) over the terms of the related debts. BigString issued notes in June 2009, August 2008, February 2008 and May 2007 and incurred issuance costs of $33,552, $18,977, $91,706 and $248,939, respectively, which are being amortized over the term of the notes. Amortization expense related to these costs is included in other, net in the unaudited consolidated statements of operations and was $81,620, $76,027 and

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$288,566 for the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, respectively.

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

STOCK-BASED COMPENSATION

BigString accounts for stock-based compensation under FASB ASC 718, “Compensation-Stock Compensation” (“ASC 718”). The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under ASC 718.

BigString issues shares of common stock to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued, generally measured at the closing price of BigString’s common stock on the date of the agreement. For the three months ended September 30, 2009 and 2008, BigString recorded compensation expense of $0 and $85,417, respectively, in connection with the issuance of shares of common stock to non-employees. For the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, BigString recorded compensation expense of $113,889, $256,251 and $1,275,751, respectively, in connection with the issuance of shares of common stock to non-employees. For the period October 8, 2003 (Date of Formation) through September 30, 2009, BigString also recorded $250,000 other non-cash compensation expense for shares of common stock issued to non-employees.

BigString issues stock purchase warrants to non-employees as stock-based compensation. The fair values of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model. For the three months ended September 30, 2009 and 2008, BigString recorded compensation expense of $0 and $11,274, respectively, associated with issuances of stock purchase warrants. For the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, BigString recorded compensation expense of $15,037, $33,822 and $324,530, respectively, in connection with the issuance of stock purchase warrants for services. For the period October 8, 2003 (Date of Formation) through September 30, 2009, BigString also recorded $19,094 other non-cash compensation expense, net for the cancellation and issue of warrants.

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. For the three months ended September 30, 2009 and 2008, BigString recorded compensation expense of $479 and $83,101, respectively. For the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, BigString recorded compensation expense of $86,507, $267,310 and $600,780, respectively. BigString did not grant stock options prior to 2006.

BUSINESS COMBINATIONS

Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at their fair value at the date of acquisition.

ACCOUNTING FOR DERIVATIVES

BigString evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under FASB ASC 815-15-10, “Hedging and Derivatives-Embedded Derivatives” (“ASC 815-15-10”) and related interpretations including FASB ASC 815-40-05, “Hedging and Derivatives-Contracts in Entity’s Own Equity” (“ASC 815-40-05”).

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the period January 1, 2008 (Date of Adoption of ASC 820) through September 30, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2009.

		Assets at Fair Value as of September 30, 2009 Using:

Assets:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$10,175	$10,175	$-	$-

The Company had no financial assets accounted for on a non-recurring basis as of September 30, 2009.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2009 and the Company did not have any financial liabilities as of September 30, 2009.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.

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

EQUITY METHOD INVESTMENTS

BigString accounts for non-marketable investments using the equity method of accounting if the investment gives it the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if there is an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for additional investments and their proportionate share of earnings or losses and distributions. BigString records its share of the investee’s earnings or losses in earnings (losses)

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

from unconsolidated entities, net of income taxes, in its consolidated statement of operations. Equity investments of less than 20% are stated at cost; the cost is not adjusted for its proportionate share of the earnings or losses. BigString evaluates its equity investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of a loss in value has occurred, BigString compares fair value of the investment to its carrying value to determine whether impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline to be other than temporary, the excess of the carrying value over the estimated fair value is recognized as impairment in the consolidated financial statements.

NEW FINANCIAL ACCOUNTING STANDARDS

During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1, “Financial Instruments-Overall-Transition and Open Effective Date Information” (“ASC 825-10-65-1”). Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually. As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1, “Subsequent Events -Overall-Disclosure” (“ASC 855-10-50-1”). With regards to these financial statements and notes to financial statements, the Company has evaluated all subsequent events through November 13, 2009 (the date the Company’s financial statements are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC 860, “Transfers and Servicing” (“ASC 860”), as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC 105, “Generally Accepted Accounting Principles” (“ASC 105” or the “Codification”). The Codification has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

Updates to the FASB Codification Applicable to the Company

The FASB has published FASB Accounting Standards Update No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820)-Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This Update amends FASB ASC 820-10, “Fair Value Measurements and Disclosures-Overall” (“ASC 820-10”) to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE 2. GOING CONCERN

For the nine months ended September 30, 2009, BigString’s unaudited consolidated financial statements reflect a net loss of $965,117, net cash used in operations of $348,612, working capital deficit of $996,382, a stockholders’ deficit accumulated during the development stage of $15,119,162 and a cumulative net loss of $14,639,162. These matters raise doubt about the ability of BigString to continue as a going concern. BigString’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

The ability of BigString to continue as a going concern is dependent on BigString’s ability to further implement its business plan, raise capital and generate additional revenues. BigString can give no assurances that it will generate sufficient cash flow from operations or obtain additional financing.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2009	December 31, 2008
Computer equipment and internal software	$159,313	$177,326
Furniture and fixtures	5,721	5,848
	165,034	183,174
Less accumulated depreciation	117,850	108,437
	$47,184	$74,737

Depreciation expense for the three months ended September 30, 2009 and 2008 was $7,805 and $9,539. Depreciation expense for the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, was $23,798, $28,703 and $162,157, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of a patent application and trademark, logos, source codes and websites. Amounts assigned to these intangibles were determined by management. Management considered a number of factors in determining the allocations, including an independent formal appraisal. Other intangibles are being amortized over five years.

Other intangible assets consist of the following:

	September 30, 2009	December 31, 2008
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	730,000	730,000
	5,533,067	5,533,067
Impairment	(1,042,876)	(1,042,876)
	$4,490,191	$4,490,191
Accumulated amortization	4,490,191	4,490,191
	$-	$-

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6. INVESTMENTS

Equity Investment:

At March 31, 2009, BigString owned 100% of the common shares outstanding of PeopleString and the financial results of PeopleString were included in BigString’s Consolidated Financial Statements at March 31, 2009. After purchases of PeopleString common stock by investors, BigString owned 35% and 32% of PeopleString’s outstanding common stock at June 30, 2009 and September 30, 2009, respectively.

For the nine months ended September 30, 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2009, BigString recorded a gain of $10,162 on the deconsolidation of its subsidiary PeopleString, including $9,500 as an adjustment to fair market value on the date PeopleString issued shares which reduced BigString’s ownership interest so that BigString no longer had a controlling interest in PeopleString.

At June 30, 2009 and September 30, 2009, BigString had an equity investment in PeopleString and accounted for this investment under the equity method. For the three and nine months ended September 30, 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2009, BigString recorded a loss of $10,489, $10,000 and $10,000 in Other income (expense). The loss is limited to BigString’s investment in PeopleString as BigString has no obligation to fund additional investments, and at September 30, 2009, the value of equity investments was $0.

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

Interest income was $8 and $647 for the three months ended September 30, 2009 and 2008, respectively. Interest income was $67, $4,019 and $72,656 for the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, respectively.

Interest expense consists of interest on convertible debt payable on each anniversary date of the promissory notes and is included in accrued interest. Interest expense was $22,253 and $22,792 for the three months ended September 30, 2009

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and 2008, respectively. Interest expense was $62,903, $55,665 and $175,988 for the nine months ended September 30, 2009and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, respectively.

The components of other, net consist of expenses related to the convertible debenture financing, preferred stock financing and warrant and common stock financings and loss (gain) on investments and are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Period October 8, 2003 (Date of Formation) Through
	2009	2008	2009	2008	September 30, 2009
Amortization of debt issue costs	$32,528	$28,591	$81,620	$76,027	$288,566
Amortization of promissory note discount	13,639	8,388	31,873	21,555	73,480
Amortization of beneficial conversion feature	91,680	59,476	216,592	179,977	705,693
Other financing expenses	-	-	-	-	509,394
Loss (gain) on investments	10,489	-	10,000	-	10,000
	$148,336	$96,455	$340,085	$277,559	$1,587,133

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

NOTE 8. INCOME TAXES

BigString applies the provisions of the FASB ASC 740, “Income Taxes” (“ASC 740”). A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of September 30, 2009 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString may continue to incur losses.

BigString has participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, BigString recorded a net state tax benefit of $0, $0 and $686,991, respectively, as a result of its sale of New Jersey state net operating losses and New Jersey state research and development credits. Since New Jersey law provides that net operating losses can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey net operating losses in future years.

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

Pursuant to the Subscription Agreement entered into by BigString with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Special Opportunities LP (collectively, the “2009 Subscribers”), the 2009 Subscribers purchased convertible notes in the aggregate principal amount of $180,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 6,000,000 shares of BigString's common stock, resulting in net proceeds of approximately $146,500 after transaction fees of approximately $33,500. BigString accounted for the convertible notes under ASC 815-15-10, and related interpretations including ASC 815-40-05. Approximately $35,000 of the proceeds was allocated to the warrants based on fair value, and included as additional paid in capital. Due to the beneficial conversion feature of the convertible notes, $168,000 was included as additional paid in capital based on the conversion discount.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of this financing, the conversion price for the outstanding convertible notes and the exercise price underlying the warrants previously issued by BigString in February 2008 and May 2007 and the conversion price of the shares of outstanding Series A Preferred Stock were subject to adjustment under anti-dilution provisions. The 2007 Subscribers and 2008 Subscribers (as such terms are defined below) verbally agreed to waive anti-dilution provisions related to the number of shares of common stock underlying the warrants previously issued by BigString in February 2008 and May 2007.

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

BigString incurred transaction fees of approximately $19,000. BigString accounted for the convertible feature of the notes under ASC 815-15-10, and related interpretations including ASC 815-40-05. Due to the conversion rights only upon an event of default, $2,080 was included as additional paid in capital based on a weighted conversion discount. The warrants did not have a conversion discount, and accordingly, no proceeds were allocated to the warrants based on fair value, nor included as additional paid in capital.

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

Pursuant to the Subscription Agreement entered into by BigString with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Small Cap Opportunities LP (collectively, the “2008 Subscribers”), the 2008 Subscribers purchased convertible notes in the aggregate principal amount of $700,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 2,333,333 shares of BigString's common stock, resulting in net proceeds of approximately $608,000 after transaction fees of approximately $92,000. BigString accounted for the convertible notes under ASC 815-15-10, and related interpretations including ASC 815-40-05. Approximately $76,200 of the proceeds was allocated to the warrants based on fair value, and included as additional paid in capital. Due to the beneficial conversion feature of the convertible notes, $186,660 was included as additional paid in capital based on the conversion discount.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2007, BigString entered into a financing arrangement with several accredited financing parties. Pursuant to the Subscription Agreement entered into by BigString with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear (collectively, the “2007 Subscribers”), the 2007 Subscribers purchased convertible notes in the aggregate principal amount of $800,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 1,777,779 shares of BigString's common stock, resulting in net proceeds of approximately $551,000 after transaction fees of approximately $249,000. BigString accounted for the convertible notes under ASC 815-15-10, and related interpretations including ASC 815-40-05. Approximately $31,300 of the proceeds was allocated to the warrants based on fair value, and included as additional paid in capital. Due to the beneficial conversion feature of the convertible notes, $666,648 was included as additional paid in capital based on the conversion discount.

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

For the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, $73,958, $20,000 and $248,958 of the convertible notes were converted resulting in 4,930,5520, 111,111 and 5,902,774 shares, respectively, of BigString’s common stock being issued to the holders of the convertible notes. Information regarding the convertible notes outstanding at September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
Convertible note, May 1, 2007	$558,250	$625,000
Beneficial conversion feature	(90,458)	(231,477)
Note Discount	(4,246)	(10,873)
	463,546	382,650

Convertible note, February 29, 2008	$692,792	$700,000
Beneficial conversion feature	(87,237)	(134,810)
Note Discount	(35,602)	(55,016)
	569,953	510,174

Convertible note, June 23, 2009	$180,000	$-
Beneficial conversion feature	(140,000)	-
Note Discount	(29,160)	-
	10,840	-
	$1,044,339	$892,824

For the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, BigString issued 993,750, 291,713 and 1,285,463 shares, respectively, of BigString’s common stock in lieu of $79,500, $43,757 and $123,257, respectively, of accrued interest. Future accrued interest payments, which may include shares of BigString’s common stock in lieu of accrued interest, on the May 1, 2007, February 29, 2008 and June 23, 2009 convertible notes are currently estimated as follows:

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Years Ending December 31,	Accrued Interest Payments
2009	$-
2010	87,462
2011	52,368
$139,830

NOTE 10. COMMON STOCK

On July 18, 2005, BigString amended its Certificate of Incorporation to, among other things, (1) change its name from Recall Mail Corporation to BigString Corporation, and (2) increase the number of shares BigString is authorized to issue from 50,000,000 shares to 250,000,000 shares, consisting of 249,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. The board of directors has the authority, without action by the stockholders, to designate and issue the shares of preferred stock in one or more series and to designate the rights, preference and privileges of each series, any or all of which may be greater than the rights of BigString’s common stock. Currently, there are 79,657 shares of preferred stock outstanding.

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

On July 1, 2009, BigString issued 4,429,522 shares of its common stock for the conversion of 320,343 shares of Series A Preferred Stock, par value $0.0001 per share.

On July 15, 2009, BigString issued 1,000,000 shares of its common stock for the conversion of convertible promissory notes totaling $15,000. The conversion price was $0.015 per share.

On July 27, 2009, BigString issued 500,000 shares of its common stock for the conversion of convertible promissory notes totaling $7,500. The conversion price was $0.015 per share.

On August 31, 2009, BigString issued 480,552 shares of its common stock for the conversion of convertible promissory notes totaling $7,208. The conversion price was $0.015 per share.

On September 30, 2009, BigString issued 2,950,000 shares of its common stock for the conversion of convertible promissory notes totaling $44,250. The conversion price was $0.015 per share.

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

BigString accounted for the convertible preferred stock under ASC 815-15-10, and related interpretations including ASC 815-40-05. BigString performed calculations allocating the proceeds of the Series A Preferred Stock with detachable warrants to each respective security at their fair values. The value of the warrants of $400,000 was recorded as a reduction of the Series A Preferred Stock and credited to additional paid-in-capital. The recorded discount of $480,000 resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to the preferred stockholders at the date of issuance of the convertible preferred stock.

On July 1, 2009, BigString issued 4,429,522 shares of its common stock for the conversion of 320,343 shares of Series A Preferred Stock, par value $0.0001 per share.

NOTE 12. SHARE-BASED COMPENSATION

BigString adopted ASC 718 requiring the recognition of compensation expense in the statements of operations related to the fair value of its employee and non-employee share-based options.

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

Index

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

On May 2, 2006, BigString granted warrants to purchase shares of BigString’s common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc. A total of $135,300 of the deferred compensation in connection with the warrants has been expensed over a period of 36 months. For the nine months ended September 30, 2009, BigString expensed $15,037, which was the remaining balance of total unrecognized compensation cost included within paid-in-capital on BigString’s consolidated balance sheet. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.42 and $0.18 per share.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The number of warrants outstanding as of January 1, 2009 and changes to such number during the nine months ended September 30, 2009 is as follows:

		Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2009	10,393,545	$0.25	4.2	$-
Warrants granted	11,700,000	$0.02
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	(5,700,000)	$0.08
Warrants outstanding at September 30, 2009	16,393,545	$0.14	3.9	$292,500
Warrants exercisable at September 30, 2009	16,393,545	$0.14	3.9	$292,500

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the nine months ended September 30, 2009 and 2008 were 11,700,000 and 9,206,666, respectively. For the period October 8, 2003 (Date of Formation) through September 30, 2009, warrants to purchase a total of 28,764,657 shares of BigString’s common stock were granted.

Warrants exercised during the nine months ended September 30, 2009 and 2008 were 0 and 213,333, respectively. Cash received during the nine months ended September 30, 2009 and 2008 from the exercise of warrants was $0 and $21,333, respectively. For the period October 8, 2003 (Date of Formation) through September 30, 2009, a total of 1,923,334 shares of BigString’s common stock were purchased upon the exercise of warrants.

During the nine months ended September 30, 2009 and 2008, 5,700,000 and 0 warrants were cancelled. During the period October 8, 2003 (Date of Formation) through September 30, 2009, warrants to purchase a total of 50,000 shares of BigString’s common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. In addition, for the period October 8, 2003 (Date of Formation) through September 30, 2009, warrants to purchase a total of 10,397,778 shares of common stock were cancelled with an aggregate intrinsic value of $0 at the date of cancellation.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

participants. Options are generally priced to be at least 100% of the fair market value of BigString’s common stock at the date of the grant. Options are generally granted for a term of five or ten years. Options granted under the Equity Incentive Plan generally vest between one and five years.

On July 11, 2006, BigString approved the grant of a non-qualified stock option to purchase 575,100 shares of BigString’s common stock to a vendor. The non-qualified stock option has a term of five years from July 11, 2006 and an exercise price of $0.32 per share. For the year ended December 31, 2006, BigString recorded a consulting expense of $47,775 in connection with the contractual relationship between Mr. Vogel and BigString. These stock options were granted outside of the Equity Incentive Plan.

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

For the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, BigString recorded stock-based option compensation expense of $86,507, $267,310 and $600,780, respectively. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2009 and changes to such number during the nine months ended September 30, 2009 is as follows:

		Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2009	9,950,100	$0.33	5.5	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(800,000)	$0.31
Options outstanding at September 30, 2009	9,150,100	$0.33	4.9	$-
Options exercisable at September 30, 2009	8,825,100	$0.34	4.9	$-

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the nine months ended September 30, 2009 and 2008 were 0 and 4,380,000, respectively. For the period October 8, 2003 (Date of Formation) through September 30, 2009, options to purchase a total of 12,650,100 shares of BigString’s common stock were granted.

No options were exercised, and no cash received from option exercises and purchases of shares for the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009. The total tax benefit attributable to options exercised in the period October 8, 2003 (Date of Formation) through September 30, 2009 was $0.

During the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, options to purchase a total of 800,000, 2,165,000, and 3,500,000 shares of BigString’s common stock, respectively, were forfeited or expired with an aggregate intrinsic value of $0 at the date of expiration.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of ASC 718. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. BigString has limited relevant historical information to support the expected exercise behavior because BigString’s common stock has been publicly traded only since May 1, 2006.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk-free interest rate	-%	-%	-%	2%
Expected volatility	-%	-%	-%	98%
Expected life (in years)	-	-	-	2
Dividend yield	-	-	-	-

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

NOTE 13. RELATED PARTY TRANSACTIONS

After March 2009, BigString became a significant, non-majority stockholder of PeopleString’s common stock. On April 2, 2009, PeopleString entered into an agreement with BigString to license BigString’s messaging technology and share the cost of certain common services. The agreement renews annually and is subject to adjustment periodically. For the three and nine months ended September 30, 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2009, BigString recorded $15,000, $15,000 and $15,000, respectively, as revenue under the licensing agreement. For the three and nine months ended September 30, 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2009, BigString recorded expense reductions of $93,063, $102,576 and $102,576, respectively.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which require BigString to pay certain executory costs (such as insurance and maintenance). Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2009	$42,100
2010	21,100
$63,200

Rental expense was $18,800, $28,900 and $213,909 for the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, respectively.

Computer co-location, power and Internet access expense was $24,035, $42,687 and $205,918 for the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, respectively.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising and/or service revenues, to its marketing affiliates.  As of the nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, these commitments were not material.

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

As of September 30, 2009, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about BigString Corporation’s (“BigString” or the “Company”) financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008. This information should be read in conjunction with BigString’s unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through September 30, 2009, including the related notes thereto, which are included on pages 1 through 23 of this report.

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

PeopleString Corporation, incorporated in the State of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. After purchases of PeopleString common stock by investors in April 2009, BigString owns less than 50% of PeopleString’s outstanding common stock.

Email Emissary, Inc., incorporated in the State of Oklahoma, was acquired by BigString in July 2004. In September 2006, all of Email Emissary’s assets, including its pending patent application, were transferred to BigString. Email Emissary was dissolved on May 17, 2007.

Development Stage Company

BigString is considered a development stage enterprise in accordance with the guidance contained in ASC 915. BigString has limited revenue to date and continues to raise capital. There is no assurance that ultimately BigString will achieve a profitable level of operations.

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

BigString currently markets to Internet users who seek to utilize the Internet as their source for email and messaging services. Generally, BigString products and services can be readily accessed through the Internet and thus from virtually anywhere where the Internet is accessible. Email users can access BigString’s English language site, www.BigString.com, on a global basis, 24 hours a day. As of September 30, 2009, BigString email visitors accessed www.BigString.com from 228 countries/territories, compared to 218 countries/territories as of September 30, 2008, and 60 countries/territories as of December 31, 2006. The top five countries by visits to www.BigString.com are as follows: United States, United Kingdom, Canada, Peru and Mexico, followed by India, Columbia, Australia, Brazil and Germany.

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

Index

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

Revenue Recognition. BigString derives revenue from online services, electronic commerce, advertising and data network services. BigString also derives revenue from marketing affiliations. BigString recognizes revenue in accordance with the guidance contained in ASC 605.

Consistent with the provisions of ASC 605-45-05, BigString generally recognizes revenue associated with its advertising and marketing affiliation programs on a gross basis due primarily to the following factors: BigString is the primary obligor; has general inventory risk; has latitude in establishing prices; has discretion in supplier selection; performs part of the service; and determines specifications.

Consistent with ASC 605-50-15, BigString accounts for cash considerations given to customers, for which it does not receive a separately identifiable benefit or cannot reasonably estimate fair value, as a reduction of revenue rather than an expense. Accordingly, corresponding distributions to active users and distributions of referral fees are recorded as a reduction of gross revenue.

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay.

Research and Development. BigString accounts for research and development costs in accordance with accounting pronouncements, including FASB ASC 730, “Research and Development” (“ASC 730”) and FASB ASC 985, “Software” (“ASC 985”). BigString has determined that technological feasibility for its software products is reached shortly before the products are released. Research and development costs incurred between the establishment of technological feasibility and product release have not been material and have accordingly been expensed when incurred.

Evaluation of Long-Lived Assets. BigString reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. In accordance with the guidance provided in FASB ASC 360-15-35, “Impairment or Disposal of Long-Lived Assets” (“ASC 360-15-35”), if the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified. Should the impairment loss be significant, the charge to operations could have a material adverse effect on BigString’s results of operations and financial condition.

Intangibles. ASC 350 specifies the financial accounting and reporting for acquired goodwill and other indefinite life intangible assets. Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually. The valuation of intangible assets has been determined by management after considering a number of factors.

Stock-Based Compensation.  BigString accounts for stock-based compensation under ASC 718. The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under ASC 718.

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

Accounting for Derivatives. BigString evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815-15-10 and related interpretations including ASC 815-40-05.

Results of Operations

For the Three and Nine months ended September 30, 2009 and 2008

Net Loss. For the three months ended September 30, 2009, net loss was $160,381, as compared to a net loss of $899,358 for the three months ended September 30, 2008. The $738,977 decrease in net loss was primarily attributable to a $788,455 decrease in operating expenses related to general and administrative, amortization and research and development expenses.

For the nine months ended September 30, 2009, net loss was $965,117, as compared to a net loss of $2,734,751 for the nine months ended September 30, 2008. The $1,769,634 decrease in net loss was primarily

Index

attributable to a $1,831,189 decrease in operating expenses related to general and administrative, amortization, research and development and sales and marketing expenses.

Revenues. For the three months ended September 30, 2009, revenues were $24,561, a $2,503 increase from revenues of $22,058 earned in the three months ended September 30, 2008. Of the revenues generated for the three months ended September 30, 2009, $19,447 was generated from product and service fees and $5,114 was generated from advertisers, as compared to $16,350 from product and service fees and $5,708 from advertisers for the three months ended September 30, 2008.

For the nine months ended September 30, 2009, revenues were $46,401, a $1,999 increase from revenues of $44,402 earned in the nine months ended September 30, 2008. Of the revenues generated for the nine months ended September 30, 2009, $32,330 was generated from product and service fees and $14,071 was generated from advertisers, as compared to $30,434 from product and service fees and $13,967 from advertisers for the nine months ended September 30, 2008.

The 5% increase in revenues for the nine months ended September 30, 2009 over the same prior year period was primarily due to new management fees of $15,000 provided under a licensing agreement with PeopleString, partially offset by a write-off of a receivable of $12,900.

Revenues of $3,400 associated with PeopleString are included in BigString’s consolidated financial statements for the three months ended March 31, 2009. No additional revenues associated with PeopleString are included in BigString’s consolidated financial statements for the six months ended September 30, 2009.

At September 30, 2009, unearned revenue from product and service fees decreased 46% to $3,851 from $7,104 at December 31, 2008.

Operating Expenses. For the three months ended September 30, 2009, operating expenses were $14,361, a $788,455 decrease from operating expenses of $802,816 incurred in the three months ended September 30, 2008. Operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, for the three months ended September 30, 2009 were $5,992, a $363,440 decrease from the same prior year period.

•
Cost of revenues: Cost of revenues for the three months ended September 30, 2009 were $7,656, as compared to $23,832 for the same prior year period. The $16,176 decrease in cost was primarily attributable to reduced hosting related fees.

•
Research and development: Research and development expenses for the three months ended September 30, 2009 were $60, as compared to $107,333 for the same prior year period. The $107,273 decrease in expenses was primarily attributable to a reduction in development staffing and associated overhead costs.

•
Sales and marketing: Sales and marketing expenses for the three months ended September 30, 2009 were $2,765, as compared to $19,112 for the same prior year period. The $16,347 decrease in expenses was primarily attributable to decreased public relations expenses.

•
General and administrative: General and administrative expenses for the three months ended September 30, 2009 were $3,880, as compared to $408,486 for the same prior year period. The $404,606 decrease in expenses was primarily attributable to decreased compensation, administrative and professional expenses.

•
Amortization: Amortization expenses for the three months ended September 30, 2009 were $0, as compared to $244,053 for the same prior year period. The decrease in expense was attributable to the 2008 impairment of intangible assets and completion of amortization expenses.

For the nine months ended September 30, 2009, operating expenses were $618,759, a $1,831,189 decrease from operating expenses of $2,449,948 incurred in the nine months ended September 30, 2008. Operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, for the nine months ended September 30, 2009 were $379,528, a $759,975 decrease from the same prior year period.

•
Cost of revenues: Cost of revenues for the nine months ended September 30, 2009 were $52,225, as compared to $63,428 for the same prior year period. The $11,203 decrease in cost was primarily attributable to an increased mix of higher margin service revenues.

•
Research and development: Research and development expenses for the nine months ended September 30, 2009 were $221,241, as compared to $362,893 for the same prior year period. The $141,652 decrease in expenses was primarily attributable to a reduction in development staffing and associated overhead costs.

•
Sales and marketing: Sales and marketing expenses for the nine months ended September 30, 2009 were $29,035, as compared to $161,330 for the same prior year period. The $132,295 decrease in expenses was primarily attributable to decreased public relations expenses.

Index

•
General and administrative: General and administrative expenses for the nine months ended September 30, 2009 were $316,258, as compared to $1,137,938 for the same prior year period. The $821,680 decrease in expenses was primarily attributable to decreased compensation, administrative and professional expenses.

•
Amortization: Amortization expenses for the nine months ended September 30, 2009 were $0, as compared to $724,359 for the same prior year period. The decrease in expense was attributable to the 2008 impairment of intangible assets and completion of amortization expenses.

Other income (expense). For the three months ended September 30, 2009, other expenses were $170,581, an $51,981 increase over other expenses of $118,600 in the three months ended September 30, 2008.

•
Interest income: Interest income for the three months ended September 30, 2009 was $8, as compared to $647 for the same prior year period. The $639 decrease was primarily attributable to lower rates and cash balances.

•
Interest expense: Interest expense for the three months ended September 30, 2009 was $22,253, as compared to $22,792 for the same prior year period. The $539 decrease was primarily attributable to the conversion and reduction of outstanding notes, partially offset by interest on the June 23, 2009 notes.

•
Other, net: Other, net expenses for the three months ended September 30, 2009 were $148,336, as compared to $96,455 for the same prior year period. The $51,881 increase was primarily attributable to the amortization of the beneficial conversion features of the June 23, 2009 promissory notes.

For the nine months ended September 30, 2009, other expenses were $402,921, a $73,716 increase over other expenses of $329,205 in the nine months ended September 30, 2008.

•
Interest income: Interest income for the nine months ended September 30, 2009 was $67, as compared to $4,019 for the same prior year period. The $3,952 decrease was primarily attributable to lower rates and cash balances.

•
Interest expense: Interest expense for the nine months ended September 30, 2009 was $62,903, as compared to $55,665 for the same prior year period. The $7,238 increase was primarily attributable to the 2009 full period interest on the February 29, 2008 promissory notes and interest on the June 23, 2009 promissory notes.

•
Other, net: Other, net expenses for the nine months ended September 30, 2009 were $340,085, as compared to $277,559 for the same prior year period. The $62,526 increase was primarily attributable to the amortization of the promissory note discounts and amortization of the beneficial conversion features of the June 23, 2009 promissory notes.

Gain on deconsolidation of subsidiary. At March 31, 2009, BigString owned 100% of the common shares outstanding of PeopleString and the financial results of PeopleString were included in BigString’s consolidated financial statements at March 31, 2009. After purchases of PeopleString common stock by investors in April 2009, BigString owned less than 50% of PeopleString’s outstanding common stock, and BigString recorded a gain of $10,162 on the deconsolidation of its subsidiary, PeopleString. BigString owned 35% and 32% of PeopleString’s outstanding common stock at June 30, 2009 and September 30, 2009, respectively. For the three and nine months ended September 30, 2009, BigString recorded a loss of $10,489 and $10,000 in Other income (expense). The loss is limited to BigString’s investment in PeopleString as BigString has no obligation to fund additional investments, and at September 30, 2009, the value of equity investments was $0.

Income Taxes. For the three and nine months ended September 30, 2009 and 2008, BigString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

Liquidity and Capital Resources

BigString’s operating and capital requirements have exceeded its cash flow from operations as BigString has been building its business. Since inception through September 30, 2009, BigString has expended $5,361,358 for operating and investing activities, which has been primarily funded by investments of $5,371,533 from BigString’s stockholders and convertible note and warrant holders. For the nine months ended September 30, 2009, BigString

Index

expended $348,612 for operating and investing activities, a decrease of $761,007 from the amount expended during the nine months ended September 30, 2008.

BigString’s cash balance as of September 30, 2009 was $10,175, which was a decrease of $168,612 from the cash balance of $178,787 as of December 31, 2008. This decrease to the cash balance was attributable to the operating outlays primarily associated with the development of products and services and professional fees.

Management believes BigString’s current cash balance of $9,708 at November 12, 2009 is not sufficient to fund the minimum level of operations for the next twelve months.

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

BigString has completed significant development of our email and messaging services and social networking services and have made adjustments to our cost structure, such as the elimination of expenses associated with the production of OurPrisoner and the reduction of a portion of compensation costs associated with development. We have also reduced general expenses such as rent and other discretionary expenses. As a result, our operating and investing cash expenditures were reduced by $761,007, or 69%, for the nine months ended September 30, 2009, as compared to the same prior year period.

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

As part of our cash conservation efforts, BigString’s officers began deferring a portion of their salaries in March 2009. For the nine months ended September 30, 2009, accrued, payable compensation was $0. Other than the aforementioned deferred compensation, BigString’s officers and directors have not, as of the date of this filing, loaned any funds to BigString, and there are no formal commitments or arrangements to advance or loan funds to BigString or repay any such advances or loans.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

BigString Corporation
Registrant

Dated: November 13, 2009	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2009	/s/ Robert S. DeMeulemeester
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

4.1
Specimen certificate representing BigString’s common stock, par value $0.0001 per share, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 (Registration No. 333-127923) filed with the SEC on August 29, 2005.

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