Form 10-K
period 2009-12-31
BigString CORP
filed 2010-03-31
CIK 1335282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

(732) 741-284
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

At June 30, 2009, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The NASDAQ OTC Bulletin Board on June 30, 2009 was $1,391,147.

At March 29, 2010, there were 66,098,316 shares of the Registrant’s common stock outstanding.

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

2

BIGSTRING CORPORATION

3

PART I

Item 1.  Business

Background

BigString Corporation (“BigString” or the “Company”) was incorporated in the State of Delaware on October 8, 2003 under the name “Recall Mail Corporation.”  The Company’s name was formally changed to “BigString Corporation” in July 2005.  BigString was formed to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user.

BigString Interactive, Inc. (“BigString Interactive”), incorporated in the State of New Jersey, was formed by BigString in early 2006 to develop technology relating to interactive web portals.

PeopleString Corporation (“PeopleString”), incorporated in the State of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. BigString currently owns less than 30% of PeopleString’s outstanding common stock.

BigString Interactive is currently BigString’s only operating subsidiary.

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

Business Strategy

The email industry has migrated from an advertising model to a blended model that includes advertising, subscriptions and hosting. Email service providers now offer premium services and products which include, among other features, value-added services such as advanced spam filters, advanced virus protection, additional storage, multiple email addresses and secure email. In addition to our free email service product, which includes the aforementioned features plus our proprietary features, we offer premium email services, products and applications such as domain/vanity names, POP3 email client access (a protocol used to retrieve email from a mail server), advanced email management and campaign management tools, which are offered in several different packages at various prices and may be purchased by the users of our BigString email service.

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

Certain Internet service providers (“ISPs”), portals, social networks and content providers use email as a tool to compete against each other.  This strategy incorporates email as part of their offering because email is one of the most effective web applications in bringing users back to a site, multiple times a day, day after day.  Many service providers have recently launched beta versions.  These beta email developments consist primarily of storage and anti-spam/anti-virus filters.  BigString continuously strives to provide a superior user experience with features that we believe exceed those of other providers.

Leveraging the ‘stickiness’ of email and the advantage it can offer an Internet property, we introduced email hosting, private label, and co-branded solutions. These solutions offer BigString’s unique email features under the logos and marks of web publishers and content sites, such as search engines, social networks, online dating sites, ISPs and social media portals. Web publishers and content sites can further their image and differentiate their services from competitors, while increasing incremental traffic, page views and ad revenue from their existing members. Agreements may include a revenue share arrangement, and we may also charge development and maintenance fees. Web publishers and content sites provide the marketing, which expands awareness of BigString’s unique services beyond BigString’s marketing and can help us grow more quickly.

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

Through PeopleString, we launched an incentive-based social network in March 2009 that would allow users of social networks to earn incentives through online and offline activities by the user and his or her network. PeopleString shares revenue generated from advertising and marketing affiliations, a shopping rewards program, and offers premium services that may be purchased by users, including web development.

Through our wholly-owned subsidiary, BigString Interactive, we launched a new interactive entertainment portal in June 2006, built around BigString’s recallable, erasable and self-destructing email platform.  BigString’s entertainment portal contains streaming audio and video programming.

In December 2009, we received a patent from the United States Patent and Trademark Office for Universal, Recallable, Erasable, Secure and Timed Delivery Email.  The issued patent may help us explore new licensing and revenue opportunities for our patented technology, as well as pursue any possible infringement.

Promotion

We promote our messaging service and products through the Internet, including messaging and email tag lines, organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, and radio as well as through alliances with marketing affiliates and programs contained on our interactive entertainment portal. We also offer fee based services, such as our self-destructible SMS text application, through online stores as a point of sale license purchase.

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

Products and Services

BigString offers a web-based, POP3/IMAP server, email service solution.  Our patented technology provides a user with the ability to manage and control content sent by email.  The user’s email executes through the BigString server but such execution is transparent to the sender and recipients of the email.

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

BigString’s current email service provides, at no cost to its users, advanced spam filters, virus protection and large-storage, web-based email accounts with features similar to those offered by AOL®, Yahoo®, Hotmail®, Google®, Verizon® and Comcast®. In addition to the equivalent features provided by competitors, BigString’s email service offers erasable, recallable and self destroying applications, non-printable and non-forwardable emails, set time or number of views (including ‘view-once’) and masquerading to protect the sender’s privacy and security. It also allows a sender to view tracking reports that indicate when emails were opened by the recipient, and how many times they were viewed.  Senders can add, change and/or delete attachments before or after a recipient opened the email.  In addition, it allows senders to direct emails to disintegrate in front of their recipient’s eyes and allows senders to create, save and send self-destructing video email. Three Layer Secure Email enables users to send encrypted, password-protected email with BigString’s unique auto-expiration and non-forward features for sensitive correspondence.

BigString has continued to introduce a number of upgrades and features for our email service while increasing penetration into global markets and expanding into adjacent messaging markets, including email service for the iPhone™, self-destructing Facebook applications, self-destructing instant messaging, self-destructing SMS text messaging, and an easy-to-use universal email tracking service.

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

BigString Free Email provides the features of BigString’s email service, includes unlimited GB email storage and permits the user to send unlimited emails per month.  It is accessed by the user through the web as web-based email, or webmail, and each user is given one address.  Individuals can signup for multiple “disposable” accounts.  Wizards help users import previously saved contacts.  To personalize their email, users can create an alias, create their own font, add signatures, add pictures to both their profile and their contacts’ profiles, create multiple expire messages, and create custom templates with editable fields and then access the saved templates to save time while composing messages.

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

BigString Private Label Email offers web publishers and content sites BigString’s hosted email platform as a value-added service for their member, and helps generate incremental traffic, page views and ad revenue from their existing members.  The private labeled, or white labeled, solution offers a revenue share of advertising and/or premium fees generated by BigString.

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

Also available on the BigString website is a Frequently Asked Questions section and a comprehensive BigString User Guide.  We believe that BigString’s Frequently Asked Questions section and User Guide usually can resolve most of a user’s problems.  As we introduce new products or enhancements to existing products, we expect our Frequently Asked Questions section and User Guide to be updated on a continuous basis.

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

In June 2008, BigString sold FindItAll.com and its related assets to FindItAll, Inc., a development stage company, and sold AmericanMoBlog.com and its related assets to AmericanMoBlog, Inc., a development stage company.

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

Protection of Proprietary Rights

We rely on a combination of U.S. and foreign patent, copyright, trademark and trade secret laws to establish and protect our proprietary rights.  In particular, we rely upon our patent for Universal Recallable, Erasable, Secure and Timed Delivery Email, U.S. Patent Number 7,640,307B2; our patent application for Destroyable Instant Messaging (IM), Serial No. 12/060,406; our service mark for the word “BigString,” Serial No. 78/336,856; our service mark for the word “Our Prisoner,” Serial No. 78/751,930; and the protection of our proprietary information afforded by the Lanham Act of 1946, 15 U.S.C. §§ 1051-1127; the Economic Espionage Act of 1996, 18 U.S.C. §1832; the Uniform Trade Secrets Act; as well as by common-law.  The patent for Universal Recallable, Erasable and Timed Delivery Email will expire on April 18, 2024, 20 years following the date our patent application was filed. If issued by the United States Patent and Trademark Office, the patent for Destroyable Instant Messaging (IM) will expire on April 1, 2028, 20 years following the date our patent application was filed.  Our service marks will not expire provided that we continue to make routine filings to keep it current with the United States Patent and Trademark Office.

(i) Under the U.S. patent laws, our rights to the intellectual property which is the subject of our patent and patent application may not be infringed upon by a third party.  We may assert rights and provisional rights as to the intellectual property covered by the patent and patent application, respectively.  BigString may obtain a reasonable royalty from a third party that infringes on a claim, provided actual notice is given to the third party by BigString and with respect to the patent application, that a patent issues from the application with a substantially identical claim.

Market

We currently market to Internet users who seek to utilize the Internet as their source for email and messaging services.  Generally, our products and services can be readily accessed through the Internet and thus from virtually anywhere the Internet is accessible.  Email users can access BigString’s English language site, www.BigString.com, on a global basis, 24 hours a day.  As of December 31, 2009, BigString visitors accessed www.BigString.com from 228 countries/territories, compared to 223, 190 and 60 countries/territories as of December 31, 2008, 2007 and 2006, respectively. The top five countries by visits to www.BigString.com are as follows: United States 54%, United Kingdom 7%, Canada 5%, Peru 3%, and Mexico 3%, followed by India, Columbia, Australia, Brazil and Germany.

Competition

We have existing competitors for our businesses that have greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable names and more established relationships in industries that we currently serve or may serve in the future.  Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition and future prospects.  Many of these firms are well established, have reputations for success and have significantly greater financial, marketing, distribution, personnel, and other resources than us.  Further, we may experience price competition, and this competition may adversely affect our financial condition and results of operations or adversely affect our revenues and profitability.

The markets for our services are highly competitive.  With limited barriers to entry we believe the competitive landscape will continue to increase both from new entrants to the market as well as from existing players.  We remain focused on delivering better, more advanced and innovative services than our competitors.

Employees

We currently have six employees, who also share their time and expenses with PeopleString. At December 31, 2009, we had five employees. We believe that our relationship with our employees is satisfactory.  We have not suffered any labor problems since our inception.

Todd M. Ross and Marc W. Dutton resigned from the board of directors of BigString, effective March 12, 2009.  Darin M. Myman, Robert DeMeulemeester and Adam Kotkin are the remaining members of the board of directors.  At this time, the board of directors does not anticipate filling the vacancies in the board of directors as a result of the resignations of Mr. Ross and Mr. Dutton. Mr. Myman, Mr. DeMeulemeester and Mr. Kotkin are also key executives and directors of PeopleString.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We occupy space at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701. Our current Red Bank offices have approximately 1,426 square feet of office space.  Our operating lease for this premise expires on March 31, 2010.  The current occupancy rate is $2,300 per month.  In addition, we also keep certain servers off-site at a facility located in Newark, New Jersey.  While we believe that the offices are adequate to meet our current requirements, we continue to evaluate facility needs and requirements for the future.

Item 3.  Legal Proceedings

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 4.  (Removed and Reserved)

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

Year Ended December 31, 2009	High	Low
First Quarter	$0.02	$0.01
Second Quarter	$0.03	$0.01
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.04	$0.02

Year Ended December 31, 2008	High	Low
First Quarter	$0.27	$0.16
Second Quarter	$0.21	$0.11
Third Quarter	$0.18	$0.03
Fourth Quarter	$0.07	$0.02

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  As of March 22, 2010, we had over seven market makers for our common stock, including:  Archipelago Trading Services, Inc., Domestic Securities, Inc., Hudson Securities, Inc., LaBranche Financial Services, Inc., Pershing LLC, The Vertical Trading Group, LLC and Vfinance Investments, Inc.

As of March 22, 2010, the approximate number of registered holders of our common stock was 50, and BigString is aware that the number of non-objecting beneficial owners of our common stock is approximately 1,400.  As of March 30, 2010, the number of outstanding shares of our common stock was 66,098,316; the number of outstanding shares of our Series A Preferred Stock was 79,657 (currently convertible into 1,101,452 shares of our common stock); and there were 16,393,545 shares of common stock subject to outstanding warrants, and 6,950,100 shares of common stock subject to outstanding stock options.

Dividends

No dividends were declared on BigString’s common stock in the years ended December 31, 2009 and 2008, and it is anticipated that cash dividends will not be declared on BigString’s common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Details of Issuance of Shares of Our Common Stock in Connection With Accrued Interest

On March 2, 2009, BigString issued 525,000 shares of its common stock for accrued interest on convertible promissory notes totaling $42,000. BigString issued 187,500, 150,000 and 187,500 shares of BigString’s common stock to Alpha Capital Anstalt, Excalibur Small Cap Opportunities LP and Whalehaven Capital Fund Limited, respectively. The interest conversion price was $0.08 per share. In connection with the issuance of the common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 1, 2009, BigString issued 468,750 shares of its common stock for accrued interest on convertible promissory notes totaling $37,500. BigString issued 187,500, 93,750 and 187,500 shares of BigString’s common stock to Alpha Capital Anstalt, Iroquois Master Fund Ltd. and Whalehaven Capital Fund Limited, respectively. The interest conversion price was $0.08 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Common Stock in Connection With Conversion of Preferred Stock

On July 1, 2009, BigString issued 4,429,522 shares of its common stock upon the conversion of 320,343 shares of BigString’s Series A Preferred Stock by The Raptor Global Portfolio LTD. The conversion was 13.83 shares of common stock per share of Series A Preferred Stock. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Common Stock in Connection With Conversion of Notes

On July 15, 2009, BigString issued 1,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $15,000 by Whalehaven Capital Fund Limited. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On July 27, 2009, BigString issued 500,000 shares of its common stock upon the conversion of convertible promissory notes totaling $7,500 by Alpha Capital Anstalt. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On August 31, 2009, BigString issued 480,552 shares of its common stock upon the conversion of convertible promissory notes totaling $7,208 by Excalibur Small Cap Opportunities LP. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On September 30, 2009, BigString issued 2,950,000 shares of its common stock upon the conversion of convertible promissory notes totaling $44,250 by Whalehaven Capital Fund Limited. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On October 13, 2009, BigString issued 731,543 shares of its common stock upon the conversion of convertible promissory notes totaling $10,973 by Excalibur Small Cap Opportunities LP. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Convertible Notes and Grant of Warrants to Subscribers

On June 23, 2009, BigString entered into a subscription arrangement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Special Opportunities LP (collectively, the “2009 Subscribers”), pursuant to which the 2009 Subscribers purchased convertible notes in the aggregate principal amount of $180,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 6,000,000 shares of BigString’s common stock.  Each convertible note has a term of two years and accrues interest at a rate of six percent annually.  The holder of a convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.015 per share, as adjusted.  The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time. Each warrant has an exercise price of $0.015 per share of common stock, as adjusted.   The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is intended to provide information about BigString’s financial condition and results of operations for the years ended December 31, 2009 and 2008.  This information should be read in conjunction with BigString’s audited consolidated financial statements for the years ended December 31, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through December 31, 2009, including the related notes thereto, which begin on page F-2 of this report.

Background

BigString Corporation (“BigString” or the “Company”) was incorporated in the State of Delaware on October 8, 2003 under the name “Recall Mail Corporation.”  The company’s name was formally changed to BigString Corporation in July 2005.  BigString was formed to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user.  In July 2004, BigString acquired Email Emissary, an Oklahoma corporation that was formed to develop similar technology.  In September 2006, all of Email Emissary’s assets, including its pending patent application, were transferred to BigString. Email Emissary was dissolved on May 17, 2007.

BigString Interactive, Inc. (“BigString Interactive”), incorporated in the State of New Jersey on January 20, 2006, is a wholly-owned subsidiary of BigString.

PeopleString Corporation (“PeopleString”), incorporated in the State of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. BigString currently owns less than 30% of PeopleString’s outstanding common stock

Development Stage Company

BigString is considered a development stage enterprise in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”  BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

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

We serve three main email markets: free and premium fee email accounts for individuals; professional business email solutions; and email hosting, private label, and co-branded solutions for web publishers and content sites, such as search engines, social networks, online dating sites, ISPs and social media portals.  A few of the key features of our email services include:

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

Our development efforts in 2008 were primarily focused on expanding recallable messaging beyond email. In April, 2008, we introduced a self-destructing IM technology, and in July, 2008, we expanded the platform to include other leading IM services, including AOL’s AIM, Yahoo’s Messenger, MSN’s Messenger and Google’s Gtalk. In August, 2008, we introduced self-destructing SMS Text Messaging with service for the BlackBerry phone market.

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

In March 2009, through PeopleString, we launched an incentive-based social network that pays users to receive direct mail and perform a host of internet activities.

In April 2009, we entered into an agreement with PeopleString to license BigString’s messaging technology and share the cost of certain common services.

In December 2009, we received a patent from the United States Patent and Trademark Office for Universal, Recallable, Erasable, Secure and Timed Delivery Email.

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

Notwithstanding our progress in acquiring new members, we significantly reduced our marketing efforts from prior years due to financial constraints. We also reduced expenses in other areas, such as rent and headcount, to better position the company financially.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon BigString’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires BigString to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, BigString evaluates its estimates. Estimates are used in determining such items as accruals, stock-based compensation, income taxes and other reserves. Actual results could materially differ from those estimates.

BigString believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. BigString derives revenue from online services, electronic commerce, advertising and data network services. BigString also derives revenue from marketing affiliations. BigString recognizes revenue in accordance with the guidance contained in the ASC 605, “Revenue Recognition.”

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

Stock-Based Compensation.    BigString accounts for stock-based compensation under ASC 718, “Compensation-Stock Compensation” (“ASC 718”). The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under ASC 718.

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

Research and Development.  BigString accounts for research and development costs in accordance with accounting pronouncements, including ASC 730, “Research and Development” and ASC 985, “Software.”  . BigString has determined that technological feasibility for its software products is reached shortly before the products are released. Research and development costs incurred between the establishment of technological feasibility and product release have not been material and have accordingly been expensed when incurred.

Evaluation of Long-Lived Assets.  BigString reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. In accordance with the guidance provided in ASC 360-15-35, “Impairment or Disposal of Long-Lived Assets,” if the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Intangibles.  ASC 350, “Goodwill and Other,” specifies the financial accounting and reporting for acquired goodwill and other indefinite life intangible assets. Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually.

Accounting for Derivatives.  BigString evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815-15-10, “Hedging and Derivatives-Embedded Derivatives” and related interpretations including ASC 815-40-05, “Hedging and Derivatives-Contracts in Entity’s Own Equity.”

Results of Operations

For the Years Ended December 31, 2009 and 2008

Net Loss.  For the year ended December 31, 2009, net loss was $968,848, as compared to a net loss of $3,748,946 for the year ended December 31, 2008. The $2,780,098 decrease in net loss was primarily attributable to an increase in revenues of $21,505, a decrease in operating expenses of $2,817,785 and a decrease in other income (expense) of $58,837, partially offset by a reduction in income tax benefit of $118,029.

Revenues.  For the year ended December 31, 2009, revenues were $82,700, a $21,505 increase over revenues of $61,195 earned in the year ended December 31, 2008.  Of the revenues generated for the year ended December 31, 2009, $54,733 was generated from product and service fees and $27,967 was generated from advertisers, as compared to $42,331 from product and service fees and $18,864 from advertisers for the year ended December 31, 2008.

The 35% increase in net revenues for the year ended December 31, 2009 over the same prior year period was primarily due to increase product and service fees of $12,401. This increase was primarily due to the adoption of BigString’s private label email services by other firms. As of December 31, 2009, unearned revenue from product fees decreased to $1,649 from $7,104 at December 31, 2008.

Advertising revenues are paid based on a mix of impressions, clicks and actions. BigString increased advertising revenues by $9,104 for the year ended December 31, 2009 over the same prior year period primarily through an advertising optimization program combined with private label email services.

Operating Expenses.  For the year ended December 31, 2009, operating expenses were $958,265, a $2,817,785 decrease from operating expenses of $3,776,050 incurred in the year ended December 31, 2008. Operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, for the year ended December 31, 2009, were $704,331, a $707,747 decrease from the same prior year period.

•
Cost of revenues: Cost of revenues for the year ended December 31, 2009 were $62,163, as compared to $89,387 for the prior year.  The $27,224 decrease in cost was primarily attributable to reduced hosting and staffing and associated overhead expenses.

•
Research and development: Research and development expenses for the year ended December 31, 2009 were $228,369, as compared to $486,066 for the prior year.  The $257,697 decrease in expenses was primarily attributable to reduced staffing and associated overhead expenses.

•
Sales and marketing: Sales and marketing expenses for the year ended December 31, 2009 were $16,708, as compared to $178,667 for the prior year.  The $161,959 decrease in expenses was primarily attributable to reduced advertising and public relations expenses.

•
General and administrative: General and administrative expenses for the year ended December 31, 2009 were $651,025, as compared to $1,423,984 for the prior year.  The $772,959 decrease in expenses was primarily attributable to reduced investor relations, legal, audit, consulting, staffing and associated overhead expenses.

•
Amortization: Amortization expenses for the year ended December 31, 2009 were $0, as compared to $970,362 for the prior year.  The decrease in expenses was attributable to the full amortization and impairment of intangible assets.

•
Impairment of assets: Impairment expenses of intangible assets for the year ended December 31, 2009 were $0, as compared to $627,584 for the prior year.  The decrease in expenses was attributable to impairment expenses of $627,584 in 2008 due to continuing losses associated with the intangible assets.

Other income (expense).  For the year ended December 31, 2009, other expenses were $403,391, a $58,837 decrease over other expenses of $462,228 incurred in the year ended December 31, 2008.

•
Interest income: Interest income for the year ended December 31, 2009 was $68, as compared to $4,266 for the prior year. The $4,198 decrease in income was primarily due to a decrease in cash balances and interest rates.

•
Interest expense: Interest expense for the year ended December 31, 2009 was $84,224, as compared to $81,951 for the prior year. The $2,273 increase in expense was primarily due to the partial year of interest expense on the convertible promissory notes issued in 2009.

•
Other, net: Other, net income for the year ended December 31, 2009 included gain on sale of investments of $40,162 and other income related to accrual releases of $86,720, as compared to $0 for the prior year.  Other, net expense related to the convertible debenture and warrant financing for the year ended December 31, 2009 was $446,117, as compared to $384,543 for the prior year. The $61,574 increase was primarily due to an increase in amortization of promissory note discount and amortization of beneficial conversion features, partially offset by the amortization of debt issue costs. Amortization is accelerated for the proportion of promissory notes which are converted in a period.

Income Taxes.  For the year ended December 31, 2009, net income tax benefits were $310,108, as compared to $428,137 for the year ended December 31, 2008.

•
BigString participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the year ended December 31, 2009, BigString accrued a net state tax benefit of $310,108 as a result of its sale of $3,849,878 of New Jersey state net operating losses. Gross sales proceeds were $346,489. For the year ended December 31, 2008, BigString recorded a net state tax benefit of $428,137 as a result of its sale of $5,007,781 of New Jersey state net operating losses and $31,780 of New Jersey state research and development credits. Gross sales proceeds were $482,480.  BigString may be able to transfer its unused New Jersey net operating losses and research and development credits in future years.

•
Valuation allowances for the years ending December 31, 2009 and 2008, have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continues to incur losses. At December 31, 2009, BigString has available net operating loss carry forwards of approximately $13.4 million for federal income tax reporting purposes and $5.8 million for state income tax reporting purposes which expire in various years through 2029. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, BigString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

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

The 49% increase in net revenues for the year ended December 31, 2008 over the same prior year period was primarily due to a 78% increase in product and service fees. This increase was primarily due to the adoption of BigString’s private label email services by other firms and the introduction of new fee based services, such as SMS text services. These increases were partially offset by a 26% decrease in premium upgrades and business solutions, and the decision to stop development and sales on email marketing solutions. As of December 31, 2008, unearned revenue from product fees decreased to $7,104 from $9,288 at December 31, 2007.

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

•
Research and development: Research and development expenses for the year ended December 31, 2008 were $486,066, as compared to $485,948 for the prior year.  The $118 increase in expenses was consistent with prior year period expenses.

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

•
BigString participated in the Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the year ended December 31, 2008, BigString recorded a net state tax benefit of $428,137 as a result of its sale of $5,007,781 of New Jersey state net operating losses and $31,780 of New Jersey state research and development credits. Gross sales proceeds were $482,480. For the year ended December 31, 2007, BigString recorded a net state tax benefit of $258,854 as a result of its sale of $2,442,561 of New Jersey state net operating losses and $74,359 of New Jersey state research and development credits. Gross sales proceeds were $294,189.

•
Valuation allowances for the years ending December 31, 2008 and 2007, were applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continued to incur losses. At December 31, 2008, BigString had available net operating loss carry forwards of approximately $12.6 million for federal income tax reporting purposes and $5.0 million for state income tax reporting purposes which expire in various years through 2028. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, BigString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business.  Since inception through December 31, 2009, we have expended $5,368,494 for operating and investing activities, which has been primarily funded by investments of $5,371,533 from our stockholders and convertible note holders.  For the year ended December 31, 2009, we expended $355,748 for operating and investing activities, a decrease of $484,831 from the amount expended during the year ended December 31, 2008.

Our cash balance as of December 31, 2009 was $3,039, which was a decrease of $175,748 from our cash balance of $178,787 as of December 31, 2008. This decrease to our cash balance related to operating and investment expenses was primarily associated with the development of our products and services, marketing, and professional fees.  These cash outlays were partially offset by $180,000 raised by BigString through private placement of convertible notes and warrants on June 23, 2009, discussed below.

Management believes its current cash balance of $47,960 at March 26, 2010 is not sufficient to fund the minimum level of operations for the next twelve months.

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

On June 23, 2009, we entered into a financing arrangement pursuant to which the 2009 Subscribers purchased convertible notes in the aggregate principal amount of $180,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 6,000,000 shares of BigString's common stock. Each convertible note has a term of two years and accrues interest at a rate of six percent annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.015 per share, as adjusted.  The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time. The warrants have an exercise price of $0.015 per share, as adjusted.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

As described herein, BigString participated in the State of New Jersey’s Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards and research and development credits to other New Jersey corporation business taxpayers.  On December 16, 2008, BigString received net proceeds of $428,137. On January 11, 2010, BigString received net proceeds of $310,108. BigString may also be able to transfer its unused New Jersey net operating losses and research and development credits in future years and plans to apply for participation again in 2010.

If the revenue from our operations are not adequate to allow us to pay the principal and interest on the outstanding convertible notes, and the convertible notes are not converted into shares of common stock, we will seek additional equity financing and/or debt financing.  It is also possible that we will seek to borrow money from traditional lending institutions, such as banks.

We have completed significant development of our email and messaging services and in December 2009, received a patent from the United States Patent and Trademark Office for Universal, Recallable, Erasable, Secure and Timed Delivery Email.

We have also made significant adjustments to our cost structure, and are sharing common services with PeopleString, such as rent, hosting and staffing. We reduced our operating and investing cash expenditures by $484,831, or 58%, for the year ended December 31, 2009 as compared to the prior year.

We expect to continue development of our messaging, email and related service offerings. We also expect sales, marketing and advertising expenses and cost of revenues to increase as we promote and grow our products and services.  However, if our revenue and cash balance are insufficient to fund our operations, we will seek additional funds.  There can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us.  Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts and could cause us to seek bankruptcy protection. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of BigString’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors

Each director serves for a term set to expire at the next annual meeting of stockholders of BigString. The name, age, principal occupation or employment and biographical information of each member of the Board of Directors of BigString who served as of December 31, 2009 are set forth below:

Name and Address	Age	Principal Occupation or Employment

Darin M. Myman	45	President and Chief Executive Officer of BigString

Robert S. DeMeulemeester	43	Executive Vice President, Chief Financial Officer and Treasurer of BigString

Adam M. Kotkin	30	Chief Operating Officer and Secretary of BigString

There are no family relationships among BigString’s directors and executive officers. None of the directors of BigString is a director of any company registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Biographical Information

Darin M. Myman is a co-founder of BigString and has served as the President and Chief Executive Officer of BigString since its inception on October 8, 2003. He also has served as a member of BigString’s Board of Directors since BigString’s inception. Mr. Myman is also a co-founder of PeopleString and has served as the President and Chief Executive Officer of PeopleString since its inception on January 2, 2009. He also has served as a member of PeopleString’s Board of Directors since PeopleString’s inception. From November 2001 until October 2003, Mr. Myman was a self-employed Internet marketing and business consultant and, from March 2001 until November 2001, he served as Executive Vice President of InsuranceGenie.com. Prior to his employment by InsuranceGenie.com, Mr. Myman was a co-founder and Chief Executive Officer of LiveInsurance.com, the first online insurance brokerage agency, from March 1999 until December 2000. Prior to co-founding LiveInsurance.com, he served as a Vice President of the online brokerage services unit of Westminster Securities Corporation from January 1995 until March 1999.

Robert S. DeMeulemeester has served as Executive Vice President, Chief Financial Officer and Treasurer of BigString since September 2006. He also has served as a member of BigString’s Board of Directors since May 30, 2007. Mr. DeMeulemeester is also a co-founder of PeopleString and has served as the Executive Vice President, Chief Financial Officer and Treasurer of PeopleString since its inception on January 2, 2009. He also has served as a member of PeopleString’s Board of Directors since PeopleString’s inception. Prior to joining BigString, from January 1998 to January 2006, Mr. DeMeulemeester served as managing director and treasurer of Securities Industry Automation Corporation (“SIAC”), a New York based provider of automated information and communication systems that supports the NYSE Group, the American Stock Exchange and related affiliates. Mr. DeMeulemeester also served as managing director, CFO and controller of Sector, Inc., a New York based provider of connectivity solutions, managed services and market data content for the financial services industry and a subsidiary of SIAC. Prior to his employment with SIAC and Sector, Inc., Mr. DeMeulemeester was employed at Honeywell International Inc., located in Teterboro, NJ, Pacific Bell, located in San Francisco, CA, and Accenture, located in New York, NY. Mr. DeMeulemeester earned his MBA in 1993 at Columbia Business School, Columbia University and his BS in Industrial Engineering at Lehigh University in 1989.

Adam M. Kotkin is a co-founder of BigString and has served as the Chief Operating Officer of BigString since its inception on October 8, 2003, and as Secretary since August 17, 2005. He also has served as a member of BigString’s Board of Directors since June 29, 2005. Mr. Kotkin is also a co-founder of PeopleString and has served as the Chief Operating Officer of PeopleString since its inception on January 2, 2009. He also has served as a member of PeopleString’s Board of Directors since PeopleString’s inception. Prior to joining BigString, from June 2002 until December 2003, Mr. Kotkin was a paralegal in the law firm of Swidler, Berlin, Shereff & Friedman, LLP. From April 2001 until August 2001, he served as a business manager for InsuranceGenie.com. Prior thereto, Mr. Kotkin served as business developer and sales manager at LiveInsurance.com from March 1999 until December 2000. Mr. Kotkin graduated with distinction from New York University with a BA in Economics.

Executive Officers

The name, age, current position and biographical information of each executive officer of BigString are set forth below:

Name	Age	Position

Darin M. Myman	45	President and Chief Executive Officer

Robert S. DeMeulemeester	43	Executive Vice President, Chief Financial Officer and Treasurer

Adam M. Kotkin	30	Chief Operating Officer and Secretary

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

Chief Executive and Senior Financial Officer Code of Ethics

The chief executive and senior financial officers of BigString are held to the highest standards of honest and ethical conduct when conducting the affairs of BigString. All such individuals must act ethically at all times in accordance with the policies contained in BigString’s Chief Executive and Senior Financial Officer Code of Ethics. Copies of the Chief Executive and Senior Financial Officer Code of Ethics will be furnished without charge upon written request received from any stockholder of record. Requests should be directed to BigString Corporation, 157 Broad Street, Suite 109, Red Bank, New Jersey 07701, Attention: Secretary.

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

For the year ended December 31, 2009, the Audit Committee consisted of directors Robert S. DeMeulemeester and Adam M. Kotkin. Mr. DeMeulemeester served as the Chair of the Audit Committee. Mr. DeMeulemeester and Mr. Kotkin did not qualify as an independent director under NASDAQ’s definition of “independent director” in fiscal 2009. In addition, the Board has determined that Mr. DeMeulemeester qualifies as a financial expert under the rules of the Securities and Exchange Commission. The Audit Committee selected the accounting firm of Madsen & Associates CPAs, Inc. to act as BigString’s independent public accounting firm for the year ended December 31, 2009 and audit the financial statements of BigString for such year. The Audit Committee met five times during 2009, with all members attending such meeting.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to BigString for the years ended December 31, 2009 and 2008. The Named Executive Officers are (1) Darin M. Myman, President and Chief Executive Officer, (2) Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer and Treasurer, and (3) Adam M. Kotkin, Chief Operating Officer and Secretary (the “Named Executive Officers”).

2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)			Total ($)
Darin M. Myman,	2009	$57,056	$	---	$	---	$13,927	$	---	$	---		$9,733	(2)	$80,716
President and Chief Executive Officer	2008	$126,000	$	---	$	---	$21,632	$	---	$	---		$14,919	(2)	$162,551
Robert S.	2009	$13,050	$	---	$	---	$14,201	$	---	$	---	$	---		$27,251
DeMeulemeester, Executive Vice President, Chief Financial Officer and Treasurer	2008	$137,400	$	---	$	---	$67,593	$	---	$	---	$	---		$204,993
Adam M. Kotkin,	2009	$53,450	$	---	$	---	$13,927	$	---	$	---		$9,803	(3)	$77,180
Chief Operating Officer and Secretary	2008	$87,800	$	---	$	---	$110,551	$	---	$	---		$16,339	(3)	$214,690
________________________________

(1)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2009 and 2008 in accordance with ASC 718, of stock option awards pursuant to the Equity Incentive Plan (as defined below). The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  Assumptions used in the calculation of these amounts are included in the footnotes to BigString’s audited financial statements furnished herewith.

(2)
Represents amounts reimbursed for automobile expenses paid by Mr. Myman in 2009 and 2008 which relate to BigString’s promotional vehicle. Mr. Myman primarily uses the vehicle for advertising and promotional purposes on behalf of BigString.

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

2006 Equity Incentive Plan

Pursuant to the Equity Incentive Plan, which was approved by the stockholders of BigString at its 2006 annual meeting of stockholders, options to purchase up to 15,000,000 shares of Common Stock may be granted to employees and directors of BigString who are in a position to make significant contributions to the success of BigString. As of December 31, 2009, stock options to purchase 8,575,000 shares of Common Stock were outstanding under the Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of outstanding stock options, and the number of securities remaining available for issuance as of December 31, 2009 were as follows:

2009 EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	8,575,000	(2)	$0.33	6,425,000

Equity compensation plans not approved by security holders	16,968,645	(3)	$0.15	---

Total	25,543,645		$0.21	6,425,000
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

(2)	Represents options to purchase Common Stock outstanding at December 31, 2009 issued under the Equity Incentive Plan. See discussion above for additional information.

(3)
Includes warrants to purchase 16,393,545 shares of Common Stock which were issued and outstanding as of December 31, 2009 and 575,100 shares of Common Stock subject to an outstanding non-qualified stock option issued to Kieran Vogel in connection with his participation in BigString’s OurPrisoner program.

Equity Compensation Arrangements Not Approved by Stockholders

Warrant Grants During the Year Ended December 31, 2009

On June 23, 2009, BigString entered into a subscription agreement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Special Opportunities LP (collectively, the “2009 Subscribers”), pursuant to which the 2009 Subscribers purchased convertible promissory notes in the aggregate principal amount of $180,000, which promissory notes are convertible into shares of BigString’s Common Stock, and warrants to purchase up to 6,000,000 shares of BigString’s Common Stock. Each promissory note has a term of two (2) years and accrues interest at a rate of 6% annually. The holder of a convertible promissory note has the right from and after the issuance thereof until such time as the convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of Common Stock at a conversion price of $0.015 per share (as adjusted). The conversion price and number and kind of shares to be issued upon conversion of the convertible promissory note are subject to adjustment from time to time. Each of the warrants issued to the 2009 Subscribers has a term of five (5) years from June 23, 2009 and was fully vested on the date of issuance. The outstanding warrants are exercisable at $0.015 per share of common stock, as adjusted. The number of shares of Common Stock underlying each warrant and the exercise price are subject to certain adjustments.

Additional Outstanding Warrants at December 31, 2009

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

On May 1, 2007, BigString entered into a subscription agreement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chesnut Ridge Partners LP, Iroquois Master Fund Ltd and Penn Footwear (collectively the "2007 Subscribers"), pursuant to which the 2007 Subscribers purchased convertible promissory notes in the aggregate principal amount of $800,000, which promissory notes are convertible into shares of BigString’s Common Stock, and warrants to purchase up to 1,777,778 shares of BigString’s Common Stock. Each promissory note has a term of three (3) years and accrues interest at a rate of 6% annually. The holder of a convertible promissory note has the right from and after the issuance thereof until such time as the convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of Common Stock at a conversion price of $0.15 per share (as adjusted). The conversion price and number and kind of shares to be issued upon conversion of the convertible promissory note are subject to adjustment from time to time. Each of the warrants issued to the 2007 Subscribers has a term of five years from May 1, 2007 and was fully vested on the date of issuance. The outstanding warrants are exercisable at $0.30 per share of common stock (as adjusted). The number of shares of Common Stock underlying each warrant and the exercise price are subject to certain adjustments.

BigString also issued to Gem Funding LLC warrants to purchase an aggregate of 213,333 shares of BigString’s Common Stock, which are similar to and carry the same rights as the warrants issued to the 2007 Subscribers.

On February 29, 2008, BigString entered into a subscription agreement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Small Cap Opportunities LP (collectively the "2008 Subscribers"), pursuant to which the 2008 Subscribers purchased convertible promissory notes in the aggregate principal amount of $700,000, which promissory notes are convertible into shares of BigString’s Common Stock, and warrants to purchase up to 2,333,333 shares of BigString’s Common Stock. Each promissory note has a term of three (3) years and accrues interest at a rate of 6% annually. The holder of a convertible promissory note has the right from and after the issuance thereof until such time as the convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of Common Stock at a conversion price of $0.15 per share (as adjusted). The conversion price and number and kind of shares to be issued upon conversion of the convertible promissory note are subject to adjustment from time to time. Each of the warrants issued to the 2008 Subscribers has a term of five (5) years from February 29, 2008 and was fully vested on the date of issuance. The outstanding warrants are exercisable at $0.15 per share of common stock, as adjusted. The number of shares of Common Stock underlying each warrant and the exercise price are subject to certain adjustments.

BigString also issued to Gem Funding LLC warrants to purchase an aggregate of 373,333 shares of BigString’s Common Stock, which are similar to and carry the same rights as the warrants issued to the 2008 Subscribers.

On August 25, 2008, BigString entered into a financing arrangement with Dwight Lane Capital, LLC, a limited liability company in which Todd M. Ross, a former director of BigString, has an interest, and Marc W. Dutton, a former director of BigString. In connection with such financing, BigString issued promissory notes in the aggregate principal amount of $250,000 and Common Stock purchase warrants to purchase up to an aggregate 800,000 shares of BigString's Common Stock. Each note has a term of five months and accrued interest at a rate of 12% annually. The warrants have an exercise price of $0.08 per share.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about all equity compensation awards held by the Named Executive Officers at December 31, 2009:

Outstanding Equity Awards for Year Ended December 31, 2009
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Darin M. Myman, President and Chief Executive Officer	4/11/08	500,000	--	--	$0.21	4/11/13

Robert S.	4/11/08	500,000	--	--	$0.21	4/11/13
DeMeulemeester,	11/14/07	500,000	--	--	$0.18	11/14/17
Executive Vice	9/18/06	400,000	--	--	$0.24	9/18/16
President, Chief	9/18/06	600,000	--	--	$0.50	9/18/16
Financial Officer	9/18/06	400,000	--	--	$0.90	9/18/16
and Treasurer	9/18/06	400,000	--	--	$1.25	9/18/16

Adam M. Kotkin,	4/11/08	500,000	--	--	$0.21	4/13/13
Chief Operating	11/14/07	400,000	--	--	$0.18	11/14/17
Officer and Secretary	7/11/06	1,250,000	--	--	$0.32	7/11/11

Risk Management

The Board of Directors does not believe that BigString’s executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on BigString.  Executive officers are compensated on a salary basis and have not been awarded any bonuses or other compensation in 2009 and 2008 that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of BigString.  The Board has sought to align the interests of the executive officers with the long-term interests of BigString and its stockholders though grants of stock options under the Equity Incentive Plan, thereby giving the executive officers additional motivation to protect the long-term value of BigString.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of the directors of BigString for the year ended December 31, 2009.

2009 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darin M. Myman	$--	$--	$--	$--	$--	$--	$--

Robert S. DeMeulemeester	$--	$--	$--	$--	$--	$--	$--

Adam M. Kotkin	$--	$--	$--	$--	$--	$--	$--
________________________

(1)	BigString does not currently pay its directors any retainer or other fees for service on the Board or any committee thereof.

    BigString did not have non-employee directors as of December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders and Security Ownership of Management

The following table sets forth information as of March 30, 2010 with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of BigString’s Common Stock by (1) each director of BigString, (2) the Named Executive Officers of BigString, (3) each person or group of persons known by BigString to be the beneficial owner of greater than 5% of BigString’s outstanding Common Stock, and (4) all directors and officers of BigString as a group:

	Beneficial Ownership of Common Stock
Name of Beneficial Owner – Directors, Officers and 5% Stockholders	No. of Shares (1)	Percent of Class

Darin M. Myman (2)(3)(4)(5)	9,500,000	14.26%

Robert S. DeMeulemeester (2)(3)(6)(7)	2,842,300	4.13%

Adam M. Kotkin (2)(3)(8)(9)	2,872,500	4.21%

Alpha Capital Anstalt (10)	43,395,834	40.00%

Excalibur Special Opportunities LP (11)	18,501,888	22.11%

Iroquois Master Fund Ltd. (12)	9,164,583	12.21%

Whalehaven Capital Fund Limited (13)	43,395,834	40.00%

Jo Myman (2)(14)	9,500,000	14.26%

All Directors and Executive Officers as a Group (3 persons) (5)(7)(9)	15,214,800	21.27%
 ________________________________

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

(6)	Mr. DeMeulemeester serves as Executive Vice President, Chief Financial Officer and Treasurer of BigString.

(7)	Includes options to purchase 2,800,000 shares of Common Stock.

(8)	Mr. Kotkin serves as Chief Operating Officer and Secretary of BigString.

(9)	Includes options to purchase 2,150,000 shares of Common Stock.

(10)
Includes 38,333,334 shares of common stock issuable upon the conversion of issued and outstanding convertible notes. Also includes 4,062,500 shares of common stock issuable upon the exercise of issued and exercisable warrants. Konrad Ackerman has voting and investment control over shares held by Alpha Capital Anstalt. Mr. Ackerman disclaims beneficial ownership of such shares. Alpha Capital Anstalt maintains a mailing address at Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein.

(11)
Includes 15,333,333 shares of common stock issuable upon the conversion of issued and outstanding convertible notes. Also includes 2,250,000 shares of common stock issuable upon the exercise of issued and exercisable warrants. William Hechter has voting and investment control over shares held by Excalibur Special Opportunities LP. Mr. Hechter disclaims beneficial ownership of such shares. Excalibur Special Opportunities LP maintains a mailing address at P.O. Box 10337, Pacific Centre, 2200-609 Grandville Street, Vancouver, BC V7Y-1H2, Canada.

(12)
Includes 8,333,333 shares of common stock issuable upon the conversion of issued and outstanding convertible notes. Also includes 625,000 shares of common stock issuable upon the exercise of issued and exercisable warrants. Joshua Silverman has voting and investment control over shares held by Iroquois Master Fund Ltd. Mr. Silverman disclaims beneficial ownership of such shares. Iroquois Master Fund Ltd. maintains a mailing address at Iroquois Master Fund Ltd. c/o Iroquois Capital Management, LLC, 641 Lexington Avenue, New York, NY 10022.

(13)
Includes 38,333,334 shares of common stock issuable upon the conversion of issued and outstanding convertible notes. Also includes 4,062,500 shares of common stock issuable upon the exercise of issued and exercisable warrants. Michael Finkelstein has voting and investment control over shares held by Whalehaven Capital Fund Limited. Mr. Finkelstein disclaims beneficial ownership of such shares. Whalehaven Capital Fund Limited maintains a mailing address at Whalehaven Capital Fund c/o FWS Capital Ltd., 3rd Fl., 14-Par-Laville Road, Hamilton, Bermuda HM08.

(14)
Includes  8,000,000 shares of Common Stock registered in the name of her husband, Darin M. Myman, and  900,000 shares of Common Stock held by Mr. Myman for the benefit of Mr. and Mrs. Myman’s children under the Uniform Transfers to Minors Act, as to which shares Mrs. Myman disclaims any beneficial ownership.

Change in Control

Management believes that a change in control of BigString may occur in the future in the event one or more of Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Special Opportunities LP converts and exercises all or substantially all of the convertible notes and warrants to purchase shares of BigString’s Common Stock held by it or them.

Item 13.  Certain Relationships and Related Transactions and Director Independence

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

On December 29, 2008, BigString signed an agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of BigString, has an interest, to provide business consulting services.  Expenses for the years ended December 31, 2009 and 2008 were $30,000 and $12,000, respectively.

Meetings and Committees of the Board of Directors

The Board of Directors of BigString conducts business through meetings of the Board or by unanimous written consents of the Board. The Board of Directors for 2009 consisted of: Robert S. DeMeulemeester, Adam M. Kotkin and Darin M. Myman following the election of directors at the 2008 annual meeting of stockholders. BigString did not hold an annual meeting in 2009. None of Mr. DeMeulemeester, Mr. Kotkin or Mr. Myman qualifies as an independent director in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the Securities and Exchange Commission. During 2009, the Board did not hold a meeting, and the Board acted by unanimous written consent on four (4) occasions.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

BigString incurred fees of approximately $10,000 in 2009 to Madsen & Associates CPAs, Inc., $9,000 in 2009 to Wiener, Goodman & Company, P.C. and $31,000 in 2008 to Wiener, Goodman & Company, P.C. for audit services, which included work related to the audits rendered for the years ended December 31, 2009 and 2008, and the period commencing October 8, 2003 (Date of Formation) through December 31, 2009, respectively.

Audit Related Fees

As of December 31, 2009, BigString has not paid any fees associated with audit related services to Madsen & Associates CPAs, Inc., Wiener, Goodman & Company, P.C., or any other accounting firm.

Tax Fees

As of December 31, 2009, BigString has not paid any fees associated with tax compliance, tax advice or tax planning to Madsen & Associates CPAs, Inc. or Wiener, Goodman & Company, P.C. BigString incurred fees of approximately $1,000 in 2009 and $4,000 in 2008 to independent Certified Public Accountants.

All Other Fees

As of December 31, 2009, BigString has not paid any fees associated with non-audit services to Madsen & Associates CPAs, Inc., Wiener, Goodman & Company, P.C., or any other accounting firm.

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

(b)           Financial Statements

Reference is made to the Index to Consolidated Financial Statements on page F-1.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGSTRING CORPORATION

Date: March 31, 2010	By:	/s/ Darin M. Myman
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

Signatures	Title	Date
/s/ Darin M. Myman	President and Chief Executive Officer and Director	March 31, 2010
Darin M. Myman	(Principal Executive Officer)

/s/ Robert DeMeulemeester	Executive Vice President, Chief Financial Officer and Treasurer	March 31, 2010
Robert DeMeulemeester	and Director (Principal Financial and Accounting Officer)

/s/ Adam M. Kotkin
Adam M. Kotkin	Chief Operating Officer and Director	March 31, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIGSTRING CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2009 and 2008	F-4

Consolidated Statement of Operations for the years ended December 31, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through December 31, 2009	F-5

Consolidated Statement of Stockholders’ Equity (Deficiency) for the years ended December 31, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through December 31, 2009	F-6

Consolidated Statement of Cash Flows for the years ended December 31, 2009 and 2008, and the period October 8, 2003 (Date of Formation) through December 31, 2009	F-7

Notes to Consolidated Financial Statements	F-8

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BigString Corporation
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheet of BigString Corporation and Subsidiary (collectively, the “Company”) (a development stage company) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended and for the period October 8, 2003 (Date of Formation) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of BigString Corporation and Subsidiary as of December 31, 2008, were audited by other auditors whose report, dated March 30, 2009, expressed an unqualified opinion with an explanatory paragraph on these statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2009 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended and for the period October 8, 2003 (Date of Formation) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 2 to the Company's consolidated financial statements, the Company has a working capital deficit and has incurred losses since operations commenced. The Company's continued existence is dependent upon its ability to obtain working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

/s/ Madsen & Associates, CPAs Inc.

March 30, 2010

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

WIENER, GOODMAN & COMPANY, P.C.
Eatontown, New Jersey

March 30, 2009

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,039	$178,787
Accounts receivable - net of allowance of $35 and $660	4,290	15,115
Prepaid expenses and other current assets	315,291	17,922
Total current assets	322,620	211,824
Property and equipment - net	39,393	74,737
Other assets	80,817	155,677
TOTAL ASSETS	$442,830	$442,238

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$231,558	$294,521
Accrued expenses	437,158	216,938
Unearned revenue	1,649	7,104
Accrued interest	64,724	60,000
Short-term debt	504,133	-
Total current liabilities	1,239,222	578,563
Long term liabilities:
Long-term debt	618,473	892,824
TOTAL LIABILITIES	1,857,695	1,471,387

Stockholders' deficiency:
Preferred stock, $.0001 par value - authorized 1,000,000 shares; issued and outstanding 79,657 and 400,000 shares, respectively	8	40
Common stock, $.0001 par value - authorized 249,000,000 shares; issued and outstanding 63,329,761 and 52,244,394 shares, respectively	6,333	5,224
Additional paid in capital	13,701,687	13,119,632
Deficit accumulated during the development stage	(15,122,893)	(14,154,045)
Total stockholders' deficiency	(1,414,865)	(1,029,149)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$442,830	$442,238

See notes to consolidated financial statements.

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
 (A DEVELOPMENT STAGE COMPANY)

			Period
			October 8, 2003
	For the Years Ended		(Date of Formation)
	December 31,		Through
	2009	2008	December 31, 2009
Revenues	$82,700	$61,195	$211,854
Operating expenses:
Cost of revenues	62,163	89,387	564,404
Research and development	228,369	486,066	2,309,163
Sales and marketing	16,708	178,667	983,883
General and administrative	651,025	1,423,984	4,770,394
Amortization of intangibles	-	970,362	4,490,191
Impairment of assets	-	627,584	1,042,876
Total operating expenses	958,265	3,776,050	14,160,911
Loss from operations	(875,565)	(3,714,855)	(13,949,057)
Other income (expense):
Interest income	68	4,266	72,657
Interest expense	(84,224)	(81,951)	(197,309)
Other, net	(319,235)	(384,543)	(1,566,283)
Total other income (expenses)	(403,391)	(462,228)	(1,690,935)
Loss before benefit from income taxes	(1,278,956)	(4,177,083)	(15,639,992)
Benefit from income taxes	310,108	428,137	997,099
Net loss	$(968,848)	$(3,748,946)	$(14,642,893)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.07)
Weighted average common shares outstanding:
Basic and diluted	56,986,811	51,668,038

See notes to consolidated financial statements.

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(A DEVELOPMENT STAGE COMPANY)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balance, October 8, 2003	$-	-	$-	-	$-	$-	$-	$-
Issuance of common stock (at $.0001 per share)	-	-	-	21,210,000	2,121	(2,121)	-	-
Contribution of capital	45,000	-	-	-	-	45,000	-	-
Sale of common stock (at $0.25 per share)	-	-	-	40,000	4	9,996	(10,000)	-
Net loss	(29,567)	-	-	-	-	-	-	(29,567)
Balance, December 31, 2003	15,433	-	-	21,250,000	2,125	52,875	(10,000)	(29,567)
Cash received from prior sale of common stock	10,000	-	-	-	-	-	10,000	-
Sale of common stock (at $0.25 per share)	217,500	-	-	870,000	87	217,413	-	-
Issuance of common stock for services (valued at $0.21 per share)	39,251	-	-	185,000	19	39,232	-	-
Issuance of common stock for acquisition (valued at $0.24 per share)	4,800,000	-	-	20,000,000	2,000	4,798,000	-	-
Issuance of warrants for services (valued at $0.07 per share)	3,500	-	-	-	-	3,500	-	-
Net loss	(729,536)	-	-	-	-	-	-	(729,536)
Balance, December 31, 2004	4,356,148	-	-	42,305,000	4,231	5,111,020	-	(759,103)
Sale of common stock (at $0.25 per share)	230,500	-	-	922,000	92	230,408	-	-
Exercise of warrants (at $0.25 per share)	11,250	-	-	45,000	4	11,246	-	-
Issuance of common stock for services (valued at $0.25 per share)	12,500	-	-	50,000	5	12,495	-	-
Sale of common stock (at $0.16 per share)	1,511,700	-	-	9,448,125	945	1,510,755	-	-
Issuance of warrants for services (valued at $0.07 per share)	179,200	-	-	-	-	179,200	-	-
Net loss	(2,102,587)	-	-	-	-	-	-	(2,102,587)
Balance, December 31, 2005	4,198,711	-	-	52,770,125	5,277	7,055,124	-	(2,861,690)
Redemption of shares from stockholders (at $0.05 per share)	(400,000)	-	-	(8,000,000)	(800)	(399,200)	-	-
Issuance of common stock for consulting services (valued at $0.82 per share)	-	-	-	1,250,000	125	(125)	-	-
Stock-based compensation expense	314,250	-	-	-	-	314,250	-	-
Issuance of warrants for consulting services (valued at $0.08, $0.18 and $0.42 per share)	36,595	-	-	-	-	36,595	-	-
Issuance of common stock for website acquisition (valued at $0.80 per share)	600,000	-	-	750,000	75	599,925	-	-
Sale of preferred stock (at $.0001 per share)	1,860,000	400,000	40	-	-	1,859,960	-	-
Dividends from allocation of proceeds for the beneficial conversion feature of preferred stock	-	-	-	-	-	480,000	-	(480,000)
Exercise of warrants (at $0.16, $0.20 and $0.25 per share)	18,000	-	-	165,000	17	34,233	(16,250)	-
Net loss	(3,114,225)	-	-	-	-	-	-	(3,114,225)
Balance, December 31, 2006	3,513,331	400,000	40	46,935,125	4,694	9,980,762	(16,250)	(6,455,915)
Cash received from prior exercise of warrants	16,250	-	-	-	-	-	16,250	-
Issuance of common stock for consulting services (valued at $0.50 and $0.33 per share)	-	-	-	432,000	43	(43)	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	31,320	-	-	-	-	31,320	-	-
Beneficial conversion feature of convertible promissory notes	666,648	-	-	-	-	666,648	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	155,000	-	-	861,111	86	154,914	-	-
Stock-based compensation expense	672,532	-	-	-	-	672,532	-	-
Issuance of warrants, net (valued at $0.10 per share)	19,094	-	-	-		19,094	-	-
Issuance of common stock for waiver and release (valued at $0.25 per share)	250,000	-	-	1,000,000	100	249,900	-	-
Exercise of warrants (at $0.10 per share)	150,000	-	-	1,500,001	150	149,850	-	-
Net loss	(3,949,184)	-	-	-	-	-	-	(3,949,184)
Balance, December 31, 2007	1,524,991	400,000	40	50,728,237	5,073	11,924,977	-	(10,405,099)
Exercise of warrants (at $0.10 per share)	21,333	-	-	213,333	21	21,312	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	20,000	-	-	111,111	11	19,989	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	76,176	-	-	-	-	76,176	-	-
Beneficial conversion feature of convertible promissory notes	188,740	-	-	-	-	188,740	-	-
Stock-based compensation expense	727,800	-	-	-	-	727,800	-	-
Issuance of common stock for accrued interest (at $0.15 per share)	43,757	-	-	291,713	29	43,728	-	-
Issuance of common stock for website acquisition (valued at $0.13 per share)	117,000	-	-	900,000	90	116,910	-	-
Net loss	(3,748,946)	-	-	-	-	-	-	(3, 748,946)
Balance, December 31, 2008	$(1,029,149)	400,000	$40	52,244,394	$5,224	$13,119,632	$-	$(14,154,045)
Stock-based compensation expense	215,708	-	-	-	-	215,708	-	-
Issuance of common stock for accrued interest (at $0.08 per share)	79,500	-	-	993,750	100	79,400	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	34,992	-	-	-	-	34,992	-	-
Beneficial conversion feature of promissory notes	168,000	-	-	-	-	168,000	-	-
Issuance of common stock for conversion of preferred stock	-	(320,343)	(32)	4,429,522	443	(411)	-	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	84,932	-	-	5,662,095	566	84,366	-	-
Net loss	(968,848)	-	-	-	-	-	-	(968,848)
Balance, December 31, 2009	$(1,414,865)	79,657	$8	63,329,761	$6,333	$13,701,687	$-	$(15,122,893)

See notes to consolidated financial statements.

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			Period
			October 8, 2003
	For the Years Ended		(Date of Formation)
	December 31,		Through
	2009	2008	December 31, 2009
Cash flows from operating activities:
Net loss	$(968,848)	$(3,748,946)	$(14,642,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	140,000	1,122,695	4,975,496
Gain on sale of property and equipment	3,755	(1,697)	2,058
Impairment of assets	-	627,584	1,042,876
Accretion for beneficial conversion feature and discount on notes	337,706	270,436	868,414
Stock-based compensation	215,708	727,800	2,201,336
Other non-cash compensation	-	-	269,094
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	10,825	(12,506)	(4,290)
(Increase) in prepaid expenses and other assets	(330,920)	(123,567)	(711,465)
(Decrease) increase in accounts payable	(62,963)	11,997	231,558
Increase in accrued expenses and other liabilities	304,444	236,920	622,074
(Decrease) increase in unearned revenue	(5,455)	(2,184)	1,649
Net cash used in operating activities	(355,748)	(891,468)	(5,144,093)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(262,290)
Sale of property and equipment	-	50,889	50,889
Acquisitions	-	-	(13,000)
Net cash provided by (used in) investing activities	-	50,889	(224,401)
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	180,000	950,000	1,930,000
Proceeds from issuance of preferred stock, net	-	-	1,860,000
Proceeds from exercise of common stock warrants and issuance of common stock	-	21,333	2,231,533
Payments for redemption of notes	-	(250,000)	(250,000)
Payments for redemption of common stock	-	-	(400,000)
Net cash provided by financing activities	180,000	721,333	5,371,533
Net change in cash and cash equivalents	(175,748)	(119,246)	3,039
Cash and cash equivalents - beginning of period	178,787	298,033	-
Cash and cash equivalents - end of period	$3,039	$178,787	$3,039

Supplementary information:
Cash paid during the periods for:
Interest	$-	$9,328	$9,328
Income taxes	$-	$-	$-
Acquisitions	$-	$-	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	-	117,000	5,533,067
Common stock issued to effect acquisition	$-	$117,000	$5,517,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$84,932	$20,000	$259,932
Issuance of common stock for accrued interest	$79,500	$43,757	$123,257
Stock-based compensation: Common stock issued for services	$113,889	$341,668	$1,275,751
Stock-based compensation: Common stock options issued for services	86,782	341,036	601,055
Stock-based compensation: Common stock warrants issued for services	15,037	45,096	324,530
Other non-cash compensation: Issue of warrants, net	-	-	19,094
Other non-cash compensation: Issuance of common stock for waiver and release	-	-	250,000

See notes to consolidated financial statements.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH DECEMBER 31, 2009

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

BigString Corporation (the “Company” or “BigString”) was incorporated in the State of Delaware on October 8, 2003 under the name “Recall Mail Corporation.” The Company’s name was formally changed to “BigString Corporation” in July 2005. BigString was formed to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user. In March 2004, the BigString email service was introduced to the market.

BigString Interactive, Inc. (“BigString Interactive”), incorporated in the State of New Jersey, was formed by BigString in early 2006 to develop technology relating to interactive web portals.

PeopleString Corporation (“PeopleString”), incorporated in the State of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. After purchases of PeopleString common stock by investors in April 2009, BigString owns less than 30% of PeopleString’s outstanding common stock.

BigString is considered a development stage enterprise in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”  BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BigString and its subsidiary, BigString Interactive, which is a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, BigString evaluates its estimates. Estimates are used in determining such items as accruals, stock-based compensation, income taxes and other reserves. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2009 and December 31, 2008, cash equivalents approximated $3,000 and $179,000, respectively.

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

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

BigString derives revenue from online services, electronic commerce, advertising and data network services. BigString also derives revenue from marketing affiliations. BigString recognizes revenue in accordance with the guidance contained in the ASC 605, “Revenue Recognition” (“ASC 605”).

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

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay. Allowances at December 31, 2009 and December 31, 2008 were $35 and $660, respectively.

DEPRECIATION

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated primarily using the straight-line method over their estimated useful lives of these assets.

RESEARCH AND DEVELOPMENT

BigString accounts for research and development costs in accordance with accounting pronouncements, including ASC 730, “Research and Development” and ASC 985, “Software.”  BigString has determined that technological feasibility for its software products is reached shortly before the products are released. Research and development costs incurred between the establishment of technological feasibility and product release have not been material and have accordingly been expensed when incurred.

EVALUATION OF LONG-LIVED ASSETS

BigString reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. In accordance with the guidance provided in ASC 360-15-35, “Impairment or Disposal of Long-Lived Assets,” if the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

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

INTANGIBLES

ASC 350, “Goodwill and Other,” specifies the financial accounting and reporting for acquired goodwill and other indefinite life intangible assets. Goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually.

DEFERRED FINANCING COSTS

Debt issue costs were deferred and amortized in other income (expense) over the terms of the related debts. BigString issued notes in June 2009, August 2008, February 2008 and May 2007 and incurred issuance costs of $33,552, $18,977, $91,706 and $248,939, respectively, which are being amortized over the term of the notes. Amortization expense related to these costs is included in other, net in the consolidated statements of operations and was $108,411, $114,107 and $315,357 for the years ended December 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through December 31, 2009, respectively.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The principal items giving rise to deferred taxes is tax assets, other expenditures and a net operating loss carryforward.

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

STOCK-BASED COMPENSATION

BigString accounts for stock-based compensation under ASC 718, “Compensation-Stock Compensation” (“ASC 718”). The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under ASC 718.

BigString issues shares of common stock to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued, generally measured at the closing price of BigString’s common stock on the date of the agreement. For the years ended December 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through December 31, 2009, BigString recorded compensation expense of $113,889, $341,668 and $1,275,751, respectively, in connection with the issuance of shares of common stock to non-employees. For the period October 8, 2003 (Date of Formation) through December 31, 2009, BigString also recorded $250,000 other non-cash compensation expense for shares of common stock issued to non-employees.

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended December 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through December 31, 2009, BigString recorded compensation expense of $86,782, $341,036 and $601,055, respectively, in connection with the issuance of stock options. BigString did not grant stock options prior to 2006.

BigString issues stock purchase warrants to non-employees as stock-based compensation. The fair values of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended December 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through December 31, 2009, BigString recorded compensation expense of $15,037, $45,096 and $324,530, respectively, in connection with the issuance of stock purchase warrants for services. For the period October 8, 2003 (Date of Formation) through December 31, 2009, BigString also recorded $19,094 other non-cash compensation expense, net for the cancellation and issue of warrants.

BUSINESS COMBINATIONS

During 2009, The Company adopted the revised accounting guidance related to business combinations.  This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in the previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  The Company implemented this new guidance effective January 1, 2009.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING FOR DERIVATIVES

BigString evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815-15-10, “Hedging and Derivatives-Embedded Derivatives” and related interpretations including ASC 815-40-05, “Hedging and Derivatives-Contracts in Entity’s Own Equity.”

FAIR VALUE MEASUREMENTS

The Company adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

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

As of December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 2 or Level 3 during the period January 1, 2008 (Date of Adoption of ASC 820) through December 31, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2009 and 2008.

			Assets at Fair Value as of December 31,
	Assets:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2009	Cash and cash equivalents	$3,039	$3,039	$-	$-

2008	Cash and cash equivalents	$178,787	$178,787	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of December 31, 2009 and 2008.

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

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NEW FINANCIAL ACCOUNTING STANDARDS

On July 1, 2009, the FASB established Accounting Standards Codification as the primary source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities.  Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature. In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Company implemented this new guidance effective January 2, 2009.

The Financial Accounting Standards Board has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE 2. GOING CONCERN

For the year ended December 31, 2009, BigString’s consolidated financial statements reflect a net loss of $968,848, net cash used in operations of $355,748, a working capital deficit of $916,602, a stockholders’ deficit accumulated during the development stage of $15,122,893 and a cumulative net loss of $14,642,893. These matters raise doubt about the ability of BigString to continue as a going concern. BigString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

The ability of BigString to continue as a going concern is dependent on BigString’s ability to further implement its business plan, raise capital and generate additional revenues. BigString can give no assurances that it will generate sufficient cash flow from operations or obtain additional financing.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3. ACQUISITIONS

On July 9, 2008, BigString completed the acquisition of the website, BuddyStumbler, pursuant to an asset purchase agreement. BigString issued 900,000 shares of its common stock to the sellers. The market value of BigString’s common stock on July 9, 2008 was $0.13 per share. The purchase price of $117,000 has been allocated to intangible assets based on estimated fair value. The acquisition includes right, title and interest in domain names, customer and member lists and source code. The results of operations of the assets acquired were not material.

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

As of December 31, 2008, each of the intangible assets had been fully amortized and/or impaired.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2009	2008
Computer equipment and internal software	$159,313	$177,326
Furniture and fixtures	5,721	5,848
	165,034	183,174
Less accumulated depreciation	125,641	108,437
	$39,393	$74,737

Depreciation expense for the years ended December 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through December 31, 2009, was $31,589, $38,226 and $169,535, respectively.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of patent application and trademark, logos, source codes and websites.  Amounts assigned to these intangibles have been determined by management.  Management considered a number of factors in determining the allocations, including an independent formal appraisal.  Other intangibles are being amortized over five years.

Other intangible assets consist of the following:

	December 31,
	2009	2008
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	730,000	730,000
	5,533,067	5,533,067
Impairment	(1,042,876)	(1,042,876)
	4,490,191	4,490,191
Accumulated amortization	4,490,191	4,490,191
	$-	$-

Amortization expense was $0, $970,362 and $4,490,191 for the years ended December 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through December 31, 2009, respectively.

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

NOTE 6. INVESTMENTS

Equity Investment:

At March 31, 2009, BigString owned 100% of the common shares outstanding of PeopleString and the financial results of PeopleString were included in BigString’s consolidated financial statements at March 31, 2009. BigString owned 29% of PeopleString’s outstanding common stock at December 31, 2009.

For the year ended December 31, 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2009, BigString recorded a gain of $10,162 on the deconsolidation of its subsidiary PeopleString, including $9,500 as an adjustment to fair market value on the date PeopleString issued shares which reduced BigString’s ownership interest so that BigString no longer had a controlling interest in PeopleString.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequently, because BigString had an equity investment in PeopleString and accounted for this investment under the equity method, BigString recorded a loss of $10,000 for the year ended December 31, 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2009, in Other income (expense). The loss is limited to BigString’s investment in PeopleString as BigString has no obligation to fund additional investments, and at December 31, 2009, the value of equity investments was $0.

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

Interest income was $68, $4,266 and $72,657 for the years ended December 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through December 31, 2009, respectively.

Interest expense consists of interest on convertible debt, generally payable on each anniversary date of the promissory notes, and is included in accrued interest. Interest expense was $84,224, $81,951 and $197,309 for the years ended December 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through December 31, 2009, respectively.

The components of other, net consist of gain on investments, other income, expenses related to the convertible debenture financing, preferred stock financing, warrant and common stock financings and loss (gain) on investments and are as follows:

			Period
			October 8, 2003
	Years ended		(Date of Formation)
	December 31,		Through
	2009	2008	December 31, 2009
Gain on sale of investments	$40,162	$-	$40,162
Other income	86,720	-	86,720
Amortization of debt issue costs	(108,411)	(114,107)	(315,357)
Amortization of promissory note discount	(44,816)	(29,943)	(86,423)
Amortization of beneficial conversion feature	(292,890)	(240,493)	(781,991)
Investment banking expenses	-	-	(509,394)
	$(319,235)	$(384,543)	$(1,566,283)

Gain on sale of investment contains the transactions as discussed in Note 6. Other income contains the reversal of $66,079 of public relations expense and $20,641 of investor relations expense.

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

NOTE 8. INCOME TAXES

BigString applies the provisions of the ASC 740, “Income Taxes.”  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of December 31, 2009 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString may continue to incur losses.

Components of deferred income tax assets are as follows:

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009
Tax Effect
Deferred tax assets - current
Benefit due to loss carryforward	$5,125,013
Valuation allowance	(5,125,013)
$-

The Company files income tax returns in all jurisdictions in which it has reason to believe it is subject to tax. The Company is subject to examination by various taxing jurisdictions. To date, there have been no examinations. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction’s laws or regulations. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of business of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

BigString has participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the years ended December 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through December 31, 2009, BigString recorded a net state tax benefit of $310,108, $428,137 and $997,099, respectively, as a result of its sale of New Jersey state net operating losses and New Jersey state research and development credits. Since New Jersey law provides that net operating losses can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey net operating losses in future years.

At December 31, 2009, BigString has available NOL carry forwards of approximately $13.4 million for federal income tax reporting purposes and $5.8 million for state income tax reporting purposes which expire in various years through 2029. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s NOL and research credit carry forwards may be limited, and, as such, BigString’s NOL carry forwards available to offset future federal taxable income may be limited. Similarly, BigString may be restricted in using its research credit carry forwards to offset future federal income tax expense.

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

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 25, 2008, BigString entered into a financing arrangement with Dwight Lane Capital, LLC, a limited liability company in which Todd M. Ross, a former director of BigString, has an interest, and Marc W. Dutton, a former director of BigString. In connection with such financing, BigString issued promissory notes in the aggregate principal amount of $250,000 and common stock purchase warrants to purchase up to an aggregate 800,000 shares of BigString's common stock. Each note had a term of five months and accrued interest at a rate of 12% annually. The warrants have an exercise price of $0.08 per share.

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

In connection with the February 29, 2008 financing, BigString paid Gem Funding LLC $56,000 and issued a warrant to purchase 373,333 shares of BigString’s common stock to Gem Funding, LLC on February 29, 2008, which is similar to and carries the same rights as the warrants issued to the 2008 Subscribers.

As a result of this financing, the conversion price for the outstanding convertible notes and the exercise price and number of shares of common stock underlying the warrants previously issued by BigString in May 2007 and the conversion price of the shares of outstanding Series A Preferred Stock were subject to adjustment under anti-dilution provisions.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2007, BigString entered into a Subscription Agreement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear (collectively, the “2007 Subscribers”), pursuant to which the 2007 Subscribers purchased convertible notes in the aggregate principal amount of $800,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 1,777,779 shares of BigString's common stock, resulting in net proceeds of approximately $551,000 after transaction fees of approximately $249,000. BigString accounted for the convertible notes under ASC 815-15-10, and related interpretations including ASC 815-40-05. Approximately $31,300 of the proceeds was allocated to the warrants based on fair value, and included as additional paid in capital. Due to the beneficial conversion feature of the convertible notes, $666,648 was included as additional paid in capital based on the conversion discount.

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

In connection with the May 1, 2007 financing, BigString paid Gem Funding LLC $64,000 and issued a warrant to purchase 213,333 shares of BigString’s common stock to Gem Funding LLC on May 1, 2007, which is similar to and carries the same rights as the warrants issued to the 2007 Subscribers.

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

For the years ended December 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through December 31, 2009, $84,931, $20,000 and $259,931 of the convertible notes were converted resulting in 5,662,095, 111,111 and 6,634,317 shares, respectively, of BigString’s common stock being issued to the holders of the convertible notes. Information regarding the convertible notes outstanding at December 31, 2009 and December 31, 2008 is as follows:

	December 31,
	2009	2008
Convertible note, May 1, 2007, maturing May 1, 2010	$558,250	$625,000
Beneficial conversion feature	(51,692)	(231,477)
Note Discount	(2,425)	(10,873)
	504,133	382,650

Convertible note, February 29, 2008, maturing February 28, 2011	$681,819	$700,000
Beneficial conversion feature	(70,705)	(134,810)
Note Discount	(28,855)	(55,016)
	582,259	510,174

Convertible note, June 23, 2009, maturing June 23, 2011	$180,000	$-
Beneficial conversion feature	(119,000)	-
Note Discount	(24,786)	-
	36,214	-
	$1,122,606	$892,824

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through December 31, 2009, BigString issued 993,750, 291,713 and 1,285,463 shares, respectively, of BigString’s common stock in lieu of $79,500, $43,757 and $123,257, respectively, of accrued interest. Future accrued interest payments, which may include shares of BigString’s common stock in lieu of accrued interest, on the May 1, 2007, February 29, 2008 and June 23, 2009 convertible notes are currently estimated as follows:

Accrued
Years Ending	Interest
December 31,	Payments
2010	87,207
2011	51,709
$138,916

Change in Control

Management believes that a change in control of BigString may occur in the future in the event one or more of Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Special Opportunities LP converts and exercises all or substantially all of the convertible notes and warrants to purchase shares of BigString’s common stock held by it or them.

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

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 13, 2009, BigString issued 731,543 shares of its common stock for the conversion of convertible promissory notes totaling $10,973. The conversion price was $0.015 per share.

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

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed in Note 9, on May 1, 2007, BigString granted warrants to purchase up to 1,991,112 shares of BigString's common stock to the 2007 Subscribers and Gem Funding LLC. Each of the warrants has a term of five years from May 1, 2007 and was fully vested on the date of issuance. The warrants are exercisable at $0.30 per share of common stock, as adjusted. A total of $31,320 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value.

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

As discussed in Note 9, on February 29, 2008, BigString granted warrants to purchase up to 2,706,666 shares of BigString's common stock to the 2008 Subscribers and Gem Funding LLC. Each of the warrants has a term of five years from February 29, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.15 per share of common stock, as adjusted. A total of $76,176 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers and Gem Funding LLC were adjusted.

As discussed in Note 9, on August 25, 2008, BigString granted warrants to purchase up to 800,000 shares of BigString's common stock to Dwight Lane Capital, LLC and Marc W. Dutton. Each of the warrants has a term of ten years from August 25, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.08 per share of common stock. The warrants did not have a conversion discount, and accordingly, no proceeds for the convertible notes and warrants was allocated to the warrants, based on fair value, nor included as additional paid in capital. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers and 2008 Subscribers and Gem Funding LLC were adjusted.

As discussed in Note 9, on June 23, 2009, BigString granted warrants to purchase up to 6,000,000 shares of BigString's common stock to the 2009 Subscribers. Each of the warrants has a term of five years from June 23, 2009 and was fully vested on the date of issuance. The warrants are exercisable at $0.015 per share of common stock, as adjusted. A total of $34,992 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers and 2008 Subscribers and Gem Funding LLC were adjusted.

Information regarding the warrants outstanding, all of which are exercisable, for 2009 and 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2008	4,384,656	$0.50
Warrants granted	9,206,666	$0.10
Warrants exercised	(213,333)	$0.10
Warrants cancelled/forfeited/expired	(2,984,444)	$0.16
Warrants outstanding at December 31, 2008	10,393,545	$0.25	4.2	$-
Warrants granted	11,700,000	$0.02
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	(5,700,000)	$0.08
Warrants outstanding at December 31, 2009	16,393,545	$0.14	3.7	$58,500
Warrants exercisable at December 31, 2008	10,393,545	$0.25	4.2	$-
Warrants exercisable at December 31, 2009	16,393,545	$0.14	3.7	$58,500

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock on December 31, 2008 and 2009 and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on December 31, 2008 and 2009, respectively.

Warrants granted during the years ended December 31, 2009 and 2008 were 11,700,000 and 9,206,666, respectively.  For the period October 8, 2003 (Date of Formation) through December 31, 2009, warrants to purchase a total of 28,764,657 shares of BigString’s common stock were granted. The weighted average grant date fair value of warrants granted in the years ended December 31, 2009 and 2008 was $0.02 and $0.05, respectively.

Warrants exercised during the years ended December 31, 2009 and 2008 were 0 and 213,333, respectively.  Cash received during the years ended December 31, 2009 and 2008 from the exercise of warrants was $0 and $21,333, respectively.  For the period October 8, 2003 (Date of Formation) through December 31, 2009, a total of 1,923,334 shares of BigString’s common stock were purchased upon the exercise of warrants. The total intrinsic value of warrants exercised in the years ended December 31, 2009 and 2008 was $0 and $29,867, respectively.

During the years ended December 31, 2009 and 2008, 5,700,000 and 2,984,444 warrants were cancelled. During the period October 8, 2003 (Date of Formation) through December 31, 2009, warrants to purchase a total of 50,000 shares of BigString’s common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. In addition for the period October 8, 2003 (Date of Formation) through December 31, 2009, warrants to purchase a total of 10,397,778 shares of common stock were cancelled with an aggregate intrinsic value of $0 at the date of cancellation.

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

On July 11, 2006, BigString approved the grant of a non-qualified stock option to purchase 575,100 shares of BigString’s common stock to a vendor. The non-qualified stock option has a term of five years from July 11, 2006 and an exercise price of $0.32 per share. For the year ended December 31, 2006, BigString recorded a consulting expense of $47,775 in connection with the contractual relationship between Kieran Vogel and BigString related to Mr. Vogel’s participation in BigString’s OurPrisoner program. These stock options were granted outside of the Equity Incentive Plan.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through December 31, 2009, BigString recorded stock-based option compensation expense of $86,782, $341,036 and $601,055, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

Information regarding the stock options outstanding during the years ended December 31, 2009 and 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2008	7,150,100	$0.41
Options granted	4,980,000	$0.20
Options exercised	-	$-
Options cancelled/forfeited/expired	(2,180,000)	$0.27
Options outstanding at December 31, 2008	9,950,100	$0.33	5.5	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(800,000)	$0.31
Options outstanding at December 31, 2009	9,150,100	$0.33	4.7	$-
Options exercisable at December 31, 2008	7,175,100	$0.32	5.6	$-
Options exercisable at December 31, 2009	9,137,600	$0.33	4.7	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock on December 31, 2008 and 2009 and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money warrants had been exercised on December 31, 2008 and 2009, respectively.

Options granted during the years ended December 31, 2009 and 2008 were 0 and 4,980,000, respectively.  For the period October 8, 2003 (Date of Formation) through December 31, 2009, options to purchase a total of 12,650,100 shares of BigString’s common stock were granted. The weighted average grant date fair value of options granted in the years ended December 31, 2009 and 2008 was $0.00 and $0.07, respectively.

No options were exercised, and no cash received from option exercises and purchases of shares for the years ended December 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through December 31, 2009. The total tax benefit attributable to options exercised in the years ended December 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through December 31, 2009 was $0.

During the years ended December 31, 2009 and 2008 and the period October 8, 2003 (Date of Formation) through December 31, 2009, options to purchase a total of 800,000, 2,180,000 and 3,500,000 shares of BigString’s common stock were cancelled, forfeited or expired with an aggregate intrinsic value of $0 at the date of expiration.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

			Period
			October 8, 2003
	Years Ended		(Date of Formation)
	December 31,		Through
	2009	2008	December 31, 2009
Risk-free interest rate	-%	1.79%	3.52%
Expected volatility	-%	99%	67%
Expected life (in years)	-	1.5	2.0
Dividend yield	-	-	-

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

NOTE 13. RELATED PARTY TRANSACTIONS

After March 2009, BigString became a significant, non-majority stockholder of PeopleString. On April 2, 2009, PeopleString entered into a verbal agreement with BigString to license BigString’s messaging technology and share the cost of certain common services. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides outsourced email and instant messenger services to PeopleString users. Shared services included hosting, credit card processing, insurance, rent, payroll and miscellaneous general and administrative expenses. Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company and the licensing fee is based on BigString’s experience providing services to other third parties. Payments are due quarterly. For the year ended December 31, 2009, BigString recorded $33,000 as revenue under the licensing agreement and $132,745 as expense reductions.

On August 25, 2008, BigString entered into a financing arrangement with Dwight Lane Capital, LLC, a limited liability company in which Todd M. Ross, a former director of BigString, has an interest, and Marc W. Dutton, a former director of BigString, as discussed in Note 9.

On December 29, 2008, BigString signed an agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of BigString, has an interest, to provide business consulting services. Expenses for the years ended December 31, 2009 and 2008 were $30,000 and $12,000, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which requires BigString to pay certain executory costs (such as insurance and maintenance). Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2010	$20,919
$20,919

Rental expense, excluding shared service costs, was $25,700, $36,400 and $220,809 for the years ended December 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through December 31, 2009, respectively.

Computer co-location, power and Internet access expense, including shared service costs, was $27,745, $56,728 and $209,627 for the years ended December 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through December 31, 2009, respectively.

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services.  In consideration for services performed, BigString agreed to issue to Howard Greene 140,000 shares of common stock in April, 2005 and 192,000 shares of common stock in February, 2007.  Total public relation expenses, including the services of Greene Inc. Communications, were ($63,764) and $155,351 for the years ended December 31, 2009 and 2008, and $238,034 for the period October 8, 2003 (Date of Formation) through December 31, 2009.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc.  In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (1) 1,250,000 shares of common stock, (2) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (3) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00.  BigString incurred corresponding consulting expenses of $128,926, $386,764 and $1,160,300 for the years ended December 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through December 31, 2009, respectively.

On February 28, 2008, BigString signed a three month, renewable, consulting agreement with OTC Financial Network, a division of National Financial Communications Corp., to provide investor relations services. Expenses for the years ended December 31, 2009 and 2008 were $0 and $80,000, respectively.

On March 18, 2008, BigString signed a month-to-month consulting agreement with Jayson Marketing Group, Inc. to provide public relations and event marketing services. Expenses for the years ended December 31, 2009 and 2008 were $0 and $39,587, respectively.

On April 1, 2008, BigString signed an agreement with Medialink Worldwide, Inc. to provide media services. Expenses for the years ended December 31, 2009 and 2008 were $0 and $23,000, respectively.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 2, 2008, BigString signed a one month agreement with Coburn Communications, Inc. for Bill Stanton to provide public relations and marketing services. Expenses for the years ended December 31, 2009 and 2008 were $0 and $31,000, respectively.

On July 1, 2008, BigString signed a one month agreement with Lebed Biz, LLC to provide investor relations services. Expenses for the years ended December 31, 2009 and 2008 were $0 and $20,000, respectively.

On November 17, 2008, BigString signed an agreement with Bruce Van Heel to provide sales consulting services. Expenses for the years ended December 31, 2009 and 2008 were $11,463 and $700, respectively.

On December 29, 2008, BigString signed an agreement with Digital BobKat, LLC to provide business consulting services. Expenses for the years ended December 31, 2009 and 2008 were $30,000 and $12,000, respectively.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising revenues, to its marketing affiliates.  As of December 31, 2009 and 2008, and for the period October 8, 2003 (Date of Formation) through December 31, 2009, these commitments were not material.

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

As of December 31, 2009, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

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

4.6
Form of Convertible Note, dated June 29, 2009, issued to the following subscribers and in the following amounts: Whalehaven Capital Fund Limited ($75,000); Alpha Capital Anstalt ($75,000); and Excalibur Special Opportunities LP ($30,000), incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2009.

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
10.41
Subscription Agreement, dated as of June 29, 2009, by and among BigString and Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Special Opportunities LP, including Exhibit B – Form of Common Stock Purchase Warrant.  Upon the request of the Securities and Exchange Commission, BigString agrees to furnish copies of each of the following schedules and exhibits:  Schedule 5(a) – Subsidiaries; Schedule 5(d) – Additional Issuances/Capitalization; Schedule 5(f) – Conflicts; Schedule 5(q) – Undisclosed Liabilities; Schedule 5(v) – Transfer Agent; Schedule 8 – Finder’s Fee; Schedule 9(s) – Lockup Agreement Providers; Exhibit A – Form of Convertible Note (included as Exhibit 4.2); Exhibit C – Form of Escrow Agreement; Exhibit D – Form of Giordano, Halleran & Ciesla, P.C. Legal Opinion; Exhibit E – Proposed Public Announcement; and Exhibit F – Form of Lock-Up Agreement, incorporated by reference to Exhibit 10.45 to the Current Report on Form 8-K filed with the SEC on June 29, 2009.

21.1	Subsidiaries of BigString.
23.1	Consent of Madsen & Associates CPAs, Inc., independent registered public accountants, as to the report relating to the consolidated financial statements of BigString.

24.1	Powers of Attorney of officers and directors of BigString, included in the signature page to this report.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.