Form 10-Q
period 2010-03-31
BigString CORP
filed 2010-05-17
CIK 1335282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

Form 10-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 13, 2010:

Common Stock, par value $0.0001 per share	70,098,316
(Class)	(Number of Shares)

Index

BIGSTRING CORPORATION

INDEX TO FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets (unaudited) at March 31, 2010 and December 31, 2009	2

	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through March 31, 2010	3

	Consolidated Statements of Stockholders’ Equity (Deficiency) (unaudited) for the Period Ended March 31, 2010	4

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through March 31, 2010	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	(Removed and Reserved.)	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

Index of Exhibits		E-1

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission (the “SEC”) from time to time.

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 of BigString Corporation (“BigString” or the “Company”).

The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$42,447	$3,039
Accounts receivable - net of allowance of $25 and $35	1,892	4,290
Prepaid expenses and other current assets	4,770	315,291
Total current assets	49,109	322,620
Property and equipment - net	31,913	39,393
Other assets	54,706	80,817
TOTAL ASSETS	$135,728	$442,830

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$200,992	$231,558
Accrued expenses	216,546	437,158
Unearned revenue	1,932	1,649
Accrued interest	44,497	64,724
Short-term debt	1,148,314	504,133
Total current liabilities	1,612,281	1,239,222
Long term liabilities:
Long-term debt	61,588	618,473
TOTAL LIABILITIES	1,673,869	1,857,695

Stockholders' deficiency:
Preferred stock, $0.0001 par value - authorized 1,000,000 shares; issued and outstanding 79,657 and 79,657 shares, respectively	8	8
Common stock, $0.0001 par value - authorized 249,000,000 shares; issued and outstanding 66,098,316 and 63,329,761 shares, respectively	6,610	6,333
Additional paid in capital	13,743,058	13,701,687
Deficit accumulated during the development stage	(15,287,817)	(15,122,893)
Total stockholders' deficiency	(1,538,141)	(1,414,865)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$135,728	$442,830

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

			Period
			October 8, 2003
	For the Three Months Ended		(Date of Formation)
	March 31,		Through
	2010	2009	March 31, 2010
Operating revenues	$16,082	$12,103	$227,936
Operating expenses:
Cost of revenues	13,624	25,958	578,028
Research and development	-	119,855	2,309,163
Sales and marketing	-	23,905	983,883
General and administrative	32,693	217,851	4,803,087
Amortization of intangibles	-	-	4,490,191
Impairment of assets	-	-	1,042,876
Total operating expenses	46,317	387,569	14,207,228
Loss from operations	(30,235)	(375,466)	(13,979,292)
Other income (expense):
Interest income	19	46	72,676
Interest expense	(21,301)	(19,875)	(218,610)
Other, net	(113,407)	(91,191)	(1,679,690)
Total other income (expenses)	(134,689)	(111,020)	(1,825,624)
Loss before benefit from income taxes	(164,924)	(486,486)	(15,804,916)
Benefit from income taxes	-	-	997,099
Net loss	$(164,924)	$(486,486)	$(14,807,817)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	64,160,328	52,413,561

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balance, October 8, 2003	$-	-	$-	-	$-	$-	$-	$-
Issuance of common stock (at $.0001 per share)	-	-	-	21,210,000	2,121	(2,121)	-	-
Contribution of capital	45,000	-	-	-	-	45,000	-	-
Sale of common stock (at $0.25 per share)	-	-	-	40,000	4	9,996	(10,000)	-
Net loss	(29,567)	-	-	-	-	-	-	(29,567)
Balance, December 31, 2003	15,433	-	-	21,250,000	2,125	52,875	(10,000)	(29,567)
Cash received from prior sale of common stock	10,000	-	-	-	-	-	10,000	-
Sale of common stock (at $0.25 per share)	217,500	-	-	870,000	87	217,413	-	-
Issuance of common stock for services (valued at $0.21 per share)	39,251	-	-	185,000	19	39,232	-	-
Issuance of common stock for acquisition (valued at $0.24 per share)	4,800,000	-	-	20,000,000	2,000	4,798,000	-	-
Issuance of warrants for services (valued at $0.07 per share)	3,500	-	-	-	-	3,500	-	-
Net loss	(729,536)	-	-	-	-	-	-	(729,536)
Balance, December 31, 2004	4,356,148	-	-	42,305,000	4,231	5,111,020	-	(759,103)
Sale of common stock (at $0.25 per share)	230,500	-	-	922,000	92	230,408	-	-
Exercise of warrants (at $0.25 per share)	11,250	-	-	45,000	4	11,246	-	-
Issuance of common stock for services (valued at $0.25 per share)	12,500	-	-	50,000	5	12,495	-	-
Sale of common stock (at $0.16 per share)	1,511,700	-	-	9,448,125	945	1,510,755	-	-
Issuance of warrants for services (valued at $0.07 per share)	179,200	-	-	-	-	179,200	-	-
Net loss	(2,102,587)	-	-	-	-	-	-	(2,102,587)
Balance, December 31, 2005	4,198,711	-	-	52,770,125	5,277	7,055,124	-	(2,861,690)
Redemption of shares from stockholders (at $0.05 per share)	(400,000)	-	-	(8,000,000)	(800)	(399,200)	-	-
Issuance of common stock for consulting services (valued at $0.82 per share)	-	-	-	1,250,000	125	(125)	-	-
Stock-based compensation expense	314,250	-	-	-	-	314,250	-	-
Issuance of warrants for consulting services (valued at $0.08, $0.18 and $0.42 per share)	36,595	-	-	-	-	36,595	-	-
Issuance of common stock for website acquisition (valued at $0.80 per share)	600,000	-	-	750,000	75	599,925	-	-
Sale of preferred stock (at $.0001 per share)	1,860,000	400,000	40	-	-	1,859,960	-	-
Dividends from allocation of proceeds for the beneficial conversion feature of preferred stock	-	-	-	-	-	480,000	-	(480,000)
Exercise of warrants (at $0.16, $0.20 and $0.25 per share)	18,000	-	-	165,000	17	34,233	(16,250)	-
Net loss	(3,114,225)	-	-	-	-	-	-	(3,114,225)
Balance, December 31, 2006	3,513,331	400,000	40	46,935,125	4,694	9,980,762	(16,250)	(6,455,915)
Cash received from prior exercise of warrants	16,250	-	-	-	-	-	16,250	-
Issuance of common stock for consulting services (valued at $0.50 and $0.33 per share)	-	-	-	432,000	43	(43)	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	31,320	-	-	-	-	31,320	-	-
Beneficial conversion feature of convertible promissory notes	666,648	-	-	-	-	666,648	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	155,000	-	-	861,111	86	154,914	-	-
Stock-based compensation expense	672,532	-	-	-	-	672,532	-	-
Issuance of warrants, net (valued at $0.10 per share)	19,094	-	-	-		19,094	-	-
Issuance of common stock for waiver and release (valued at $0.25 per share)	250,000	-	-	1,000,000	100	249,900	-	-
Exercise of warrants (at $0.10 per share)	150,000	-	-	1,500,001	150	149,850	-	-
Net loss	(3,949,184)	-	-	-	-	-	-	(3,949,184)
Balance, December 31, 2007	1,524,991	400,000	40	50,728,237	5,073	11,924,977	-	(10,405,099)
Exercise of warrants (at $0.10 per share)	21,333	-	-	213,333	21	21,312	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	20,000	-	-	111,111	11	19,989	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	76,176	-	-	-	-	76,176	-	-
Beneficial conversion feature of convertible promissory notes	188,740	-	-	-	-	188,740	-	-
Stock-based compensation expense	727,800	-	-	-	-	727,800	-	-
Issuance of common stock for accrued interest (at $0.15 per share)	43,757	-	-	291,713	29	43,728	-	-
Issuance of common stock for website acquisition (valued at $0.13 per share)	117,000	-	-	900,000	90	116,910	-	-
Net loss	(3,748,946)	-	-	-	-	-	-	(3, 748,946)
Balance, December 31, 2008	(1,029,149)	400,000	40	52,244,394	5,224	13,119,632	-	(14,154,045)
Stock-based compensation expense	215,708	-	-	-	-	215,708	-	-
Issuance of common stock for accrued interest (at $0.08 per share)	79,500	-	-	993,750	100	79,400	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	34,992	-	-	-	-	34,992	-	-
Beneficial conversion feature of convertible promissory notes	168,000	-	-	-	-	168,000	-	-
Issuance of common stock for conversion of preferred stock	-	(320,343)	(32)	4,429,522	443	(411)	-	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	84,932	-	-	5,662,095	566	84,366	-	-
Net loss	(968,848)	-	-	-	-	-	-	(968,848)
Balance, December 31, 2009	$(1,414,865)	79,657	$8	63,329,761	$6,333	$13,701,687	$-	$(15,122,893)
Stock-based compensation expense	120	-	-	-	-	120	-	-
Issuance of common stock for accrued interest (at $0.015 per share)	41,528	-	-	2,768,555	277	41,251	-	-
Net loss	(164,924)	-	-	-	-	-	-	(164,924)
Balance, March 31, 2010	$(1,538,141)	79,657	$8	66,098,316	$6,610	$13,743,058	$-	$(15,287,817)

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

			Period
			October 8, 2003
	For the Three Months Ended		(Date of Formation)
	March 31,		Through
	2010	2009	March 31, 2010
Cash flows from operating activities:
Net loss	$(164,924)	$(486,486)	$(14,807,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	33,592	31,950	5,009,088
Gain on sale of property and equipment	-	3,755	2,058
Impairment of assets	-	-	1,042,876
Accretion for beneficial conversion feature and discount on notes	87,295	67,344	955,709
Stock-based compensation	120	162,228	2,201,456
Other non-cash compensation	-	-	269,094
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	2,398	12,284	(1,892)
Decrease (increase) in prepaid expenses and other assets	310,521	13,153	(400,944)
(Decrease) increase in accounts payable	(30,566)	4,055	200,992
(Decrease) increase in accrued expenses and other liabilities	(199,311)	35,000	422,763
Increase (decrease) in unearned revenue	283	(1,038)	1,932
Net cash provided by (used in) operating activities	39,408	(157,755)	(5,104,685)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(262,290)
Sale of property and equipment	-	-	50,889
Acquisitions	-	-	(13,000)
Net cash (used in) investing activities	-	-	(224,401)
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	-	-	1,930,000
Proceeds from issuance of preferred stock, net	-	-	1,860,000
Proceeds from exercise of common stock warrants and issuance of common stock	-	-	2,231,533
Payments for redemption of notes	-	-	(250,000)
Payments for redemption of common stock	-	-	(400,000)
Net cash provided by financing activities	-	-	5,371,533
Net change in cash and cash equivalents	39,408	(157,755)	42,447
Cash and cash equivalents - beginning of period	3,039	178,787	-
Cash and cash equivalents - end of period	$42,447	$21,032	$42,447

Supplementary information:
Cash paid during the periods for:
Interest	$-	$-	$9,328
Income taxes	$-	$-	$-
Acquisitions	$-	$-	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	-	-	5,533,067
Common stock issued to effect acquisition	$-	$-	$5,517,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$-	$-	$259,932
Issuance of common stock for accrued interest	$41,528	$42,000	$164,785
Stock-based compensation: Common stock	$-	$85,416	$1,275,751
Stock-based compensation: Common stock options	120	65,538	601,175
Stock-based compensation: Common stock warrants	-	11,274	324,530
Other non-cash compensation: Issue of warrants, net	-	-	19,094
Other non-cash compensation: Issuance of common stock for waiver and release	-	-	250,000

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND THE PERIOD OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH MARCH 31, 2010

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2010, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by BigString Corporation (“BigString” or the “Company”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2009 was derived from audited financial statements.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in BigString’s 2009 Annual Report on Form 10-K filed with the SEC on March 31, 2010.

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

PeopleString Corporation (“PeopleString”), incorporated in the State of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. After purchases of PeopleString common stock by investors, BigString owns less than 30% of PeopleString’s outstanding common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three months ended March 31, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. GOING CONCERN

For the three months ended March 31, 2010, BigString’s unaudited consolidated financial statements reflect a net loss of $164,924, net cash provided by operations of $39,408, a working capital deficit of $1,563,172, a stockholders’ deficit accumulated during the development stage of $15,287,817 and a cumulative net loss of $14,807,817.  These matters raise doubt about the ability of BigString to continue as a going concern.  BigString’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

The ability of BigString to continue as a going concern is dependent on BigString’s ability to further implement its business plan, raise capital and generate additional revenues.  BigString can give no assurances that it will generate sufficient cash flow from operations or obtain additional financing.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
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

NOTE 4. FAIR VALUE MEASUREMENTS

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

		Assets at Fair Value as of March 31, 2010 and December 31, 2009, Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Assets:
Cash and cash equivalents	$42,447	$42,447	$-	$-

December 31, 2009
Assets:
Cash and cash equivalents	$3,039	$3,039	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of March 31, 2010.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. ACQUISITIONS

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

As of December 31, 2008, each of the intangible assets had been fully amortized and/or impaired.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2010	December 31, 2009
Computer equipment and internal software	$159,313	$159,313
Furniture and fixtures	5,721	5,721
	165,034	165,034
Less accumulated depreciation	133,121	125,641
	$31,913	$39,393

Depreciation expense for the three months ended March 31, 2010 and 2009, and for the period October 8, 2003 (Date of Formation) through March 31, 2010, was $7,480, $8,103 and $177,428, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Other intangibles consisted of a patent application and trademark, logos, source codes and websites.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including an independent formal appraisal.  Other intangibles were being amortized over five years.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	March 31, 2010	December 31, 2009
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	730,000	730,000
	5,533,067	5,533,067
Impairment	(1,042,876)	(1,042,876)
	4,490,191	4,490,191
Accumulated amortization	4,490,191	4,490,191
	$-	$-

Amortization expense was $0, $0 and $4,490,191 for the three months ended March 31, 2010 and 2009, and for the period October 8, 2003 (Date of Formation) through March 31, 2010, respectively.

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

NOTE 8. INVESTMENTS

Equity Investment:

At March 31, 2009, BigString owned 100% of the common shares outstanding of PeopleString and the financial results of PeopleString were included in BigString’s consolidated financial statements at March 31, 2009. BigString owned 29% of PeopleString’s outstanding common stock at March 31, 2010.

For the three months ended March 31, 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2010, BigString recorded a gain of $0 and $10,162, respectively, on the deconsolidation of its subsidiary PeopleString, including $9,500 as an adjustment to fair market value on the date PeopleString issued shares which reduced BigString’s ownership interest so that BigString no longer had a controlling interest in PeopleString.

Subsequently, because BigString had an equity investment in PeopleString and accounted for this investment under the equity method, BigString recorded a loss of $0 and $10,000, respectively, for the three months ended March 31, 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2010, in Other income (expense). The loss is limited to BigString’s investment in PeopleString as BigString has no obligation to fund additional investments, and at March 31, 2010, the value of equity investments was $0.

Cost Method Investment:

In April 2009, BigString sold 15,000,000 shares of common stock in FindItAll, Inc. for $40,000 in a private transaction. The remaining shares of common stock in FindItAll, Inc. continue to be held at cost in Other assets on BigString’s Consolidated Balance Sheets.

NOTE 9. OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income, interest expense, and other, net.

Interest income was $19, $46 and $72,676 for the three months ended March 31, 2010 and 2009, and for the period October 8, 2003 (Date of Formation) through March 31, 2010, respectively.

Interest expense consists of interest on convertible debt, generally payable on each anniversary date of the promissory notes, and is included in accrued interest. Interest expense was $21,301, $19,875 and $218,610 for the three months ended March 31, 2010 and 2009, and for the period October 8, 2003 (Date of Formation) through March 31, 2010, respectively.

The components of other, net consist of gain on investments, other income, and expenses related to the convertible debenture financing, preferred stock financing, warrant and common stock financings and are as follows:

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
			Period
			October 8, 2003
	Three months ended		(Date of Formation)
	March 31,		Through
	2010	2009	March 31, 2010
Gain on sale of investments	$-	$-	$40,162
Other income	-	-	86,720
Amortization of debt issue costs	(26,112)	(23,847)	(341,468)
Amortization of promissory note discount	(12,378)	(8,388)	(98,801)
Amortization of beneficial conversion feature	(74,917)	(58,956)	(856,908)
Other financing expenses	-	-	(509,394)
	$(113,407)	$(91,191)	$(1,679,689)

Gain on sale of investment contains the transactions as discussed in Note 8. Other income contains the reversal of $66,079 of public relations expense and $20,641 of investor relations expense.

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

NOTE 10. INCOME TAXES

BigString applies the provisions of the ASC 740, “Income Taxes.”  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of March 31, 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString may continue to incur losses.

Components of deferred income tax assets are as follows:

March 31, 2010
Tax Effect
Deferred tax assets - current
Benefit due to loss carryforward	$5,182,736
Valuation allowance	(5,182,736)
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

BigString has participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the year ended December 31, 2009 and the period October 8, 2003 (Date of Formation) through March 31, 2010, BigString recorded a net state tax benefit of $310,108 and $997,099, respectively, as a result of its sale of New Jersey state net operating losses and New Jersey state research and development credits. Since New Jersey law provides that net operating losses can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey net operating losses in future years.

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

NOTE 11. DEBT

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

In December 2008, all amounts due under the notes issued to Dwight Lane Capital, LLC and Mr. Dutton were paid by BigString, including accrued interest of $9,328, and, as a result, the notes were cancelled.

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

BIGSTRING CORPORATION AND SUBSIDIARIES
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

For the three months ended March 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through March 31, 2010, $0, $0 and $259,931, respectively, of the convertible notes were converted resulting in 0, 0 and 6,634,317 shares, respectively, of BigString’s common stock being issued to the holders of the convertible notes. Information regarding the convertible notes outstanding at March 31, 2010 and December 31, 2009 is as follows:

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2010	December 31, 2009
Convertible note, May 1, 2007, maturing May 1, 2010	$558,250	$558,250
Beneficial conversion feature	(12,926)	(51,692)
Note Discount	(604)	(2,425)
	544,720	504,133

Convertible note, February 29, 2008, maturing February 28, 2011	$681,819	$681,819
Beneficial conversion feature	(55,554)	(70,705)
Note Discount	(22,671)	(28,855)
	603,594	582,259

Convertible note, June 23, 2009, maturing June 23, 2011	$180,000	$180,000
Beneficial conversion feature	(98,000)	(119,000)
Note Discount	(20,412)	(24,786)
	61,588	36,214
	$1,209,902	$1,122,606

For the three months ended March 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010, BigString issued 2,768,555, 525,000 and 4,054,018 shares, respectively, of BigString’s common stock in lieu of $41,528, $42,000 and $164,785, respectively, of accrued interest. Future accrued interest payments, which may include shares of BigString’s common stock in lieu of accrued interest, on the May 1, 2007, February 29, 2008 and June 23, 2009 convertible notes are currently estimated as follows:

Accrued
Years Ending	Interest
December 31,	Payments
2010	$87,207
2011	51,709
$138,916

Change in Control

Management believes that a change in control of BigString may occur in the future in the event one or more of Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Special Opportunities LP converts and exercises all or substantially all of the convertible notes and warrants to purchase shares of BigString’s common stock held by it or them.

NOTE 12. COMMON STOCK

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

During 2004, BigString completed the acquisition of Email Emissary for 20,000,000 shares of BigString’s common stock, which had a fair market value of $4,800,000, or $0.24 per share, based on the weighted average private placement per share purchase prices in 2003 and 2004.

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

On March 5, 2010, BigString issued 2,768,555 shares of its common stock for accrued interest on convertible promissory notes totaling $41,528. The conversion price was $0.015 per share.

NOTE 13. PREFERRED STOCK

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

NOTE 14. SHARE-BASED COMPENSATION

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

As discussed in Note 11, on May 1, 2007, BigString granted warrants to purchase up to 1,991,112 shares of BigString's common stock to the 2007 Subscribers and Gem Funding LLC. Each of the warrants has a term of five years from May 1, 2007 and was fully vested on the date of issuance. The warrants are exercisable at $0.30 per share of common stock, as adjusted. A total of $31,320 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value.

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

As discussed in Note 11, on February 29, 2008, BigString granted warrants to purchase up to 2,706,666 shares of BigString's common stock to the 2008 Subscribers and Gem Funding LLC. Each of the warrants has a term of five years from February 29, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.15 per share of common stock, as adjusted. A total of $76,176 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers and Gem Funding LLC were adjusted.

As discussed in Note 11, on August 25, 2008, BigString granted warrants to purchase up to 800,000 shares of BigString's common stock to Dwight Lane Capital, LLC and Marc W. Dutton. Each of the warrants has a term of ten years from August 25, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.08 per share of common stock. The warrants did not have a conversion discount, and accordingly, no proceeds for the convertible notes and warrants was allocated to the warrants, based on fair value, nor included as additional paid in capital. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers and 2008 Subscribers and Gem Funding LLC were adjusted.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 11, on June 23, 2009, BigString granted warrants to purchase up to 6,000,000 shares of BigString's common stock to the 2009 Subscribers. Each of the warrants has a term of five years from June 23, 2009 and was fully vested on the date of issuance. The warrants are exercisable at $0.015 per share of common stock, as adjusted. A total of $34,992 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers and 2008 Subscribers and Gem Funding LLC were adjusted.

The number of warrants outstanding as of January 1, 2010 and changes to such number during the three months ended March 31, 2010 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2010	16,393,545	$0.14	3.7	$58,500
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at March 31, 2010	16,393,545	$0.14	3.4	$-
Warrants exercisable at March 31, 2010	16,393,545	$0.14	3.4	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the three months ended March 31, 2010 and 2009 were 0 and 0, respectively.  For the period October 8, 2003 (Date of Formation) through March 31, 2010, warrants to purchase a total of 28,764,657 shares of BigString’s common stock were granted.

Warrants exercised during the three months ended March 31, 2010 and 2009 were 0 and 0, respectively.  Cash received during the three months ended March 31, 2010 and 2009 from the exercise of warrants was $0 and $0, respectively.  For the period October 8, 2003 (Date of Formation) through March 31, 2010, a total of 1,923,334 shares of BigString’s common stock were purchased upon the exercise of warrants.

During the three months ended March 31, 2010 and 2009, no warrants were cancelled, forfeited or expired. During the period October 8, 2003 (Date of Formation) through March 31, 2010, warrants to purchase a total of 50,000 shares of BigString’s common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. In addition, for the period October 8, 2003 (Date of Formation) through March 31, 2010, warrants to purchase a total of 10,397,778 shares of common stock were cancelled with an aggregate intrinsic value of $0 at the date of cancellation.

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

On July 11, 2006, BigString granted incentive stock options to purchase 2,620,000 shares of BigString’s common stock under its Equity Incentive Plan to certain of BigString’s employees. Incentive stock options to purchase 1,450,000 shares of BigString’s common stock were granted at an exercise price of $0.32 per underlying share with 25% vesting every three months for one year, and incentive stock options to purchase 1,170,000 shares of BigString’s common stock were granted at an exercise price of $0.50 per underlying share with vesting over periods of three and four years. In addition, non-qualified stock options to purchase 600,000 shares of BigString’s common stock were granted to two non-employee directors at an exercise price of $0.50 per underlying share with vesting over a period of three years; these options were forfeited.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 14, 2007, BigString granted incentive stock options to purchase 1,275,000 shares of BigString’s common stock under its Equity Incentive Plan to certain of BigString’s employees. Incentive stock options were granted at an exercise price of $0.18 per underlying share with 25% vesting every three months for one year. In addition, non-qualified stock options to purchase 800,000 shares of BigString’s common stock were granted to three non-employee directors at an exercise price of $0.18 per underlying share with 25% vesting every three months for one year; these options were forfeited.

On January 14, 2008, BigString granted incentive stock options to purchase 800,000 shares of BigString’s common stock under its Equity Incentive Plan to a new BigString employee. Incentive stock options were granted at an exercise price of $0.22 per underlying share with 25% vesting every three months for one year. These options were forfeited.

On April 11, 2008, BigString granted incentive stock options to purchase 2,580,000 shares of BigString’s common stock under its Equity Incentive Plan to certain of BigString’s employees. Incentive stock options were granted at an exercise price of $0.21 per underlying share with 25% vesting every three months for one year. In addition, non-qualified stock options to purchase 1,000,000 shares of BigString’s common stock were granted to two non-employee directors at an exercise price of $0.21 per underlying share with 25% vesting every three months for one year; these options were forfeited.

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

For the three months ended March 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through March 31, 2010, BigString recorded stock-based option compensation expense of $120, $65,538 and $601,175, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2010 and changes to such number during the three months ended March 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2010	9,150,100	$0.33	4.7	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(2,200,000)	$0.26
Options outstanding at March 31, 2010	6,950,100	$0.36	4.4	$-
Options exercisable at March 31, 2010	6,937,600	$0.36	4.4	$-

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
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

Options granted during the three months ended March 31, 2010 and 2009 were 0 and 0, respectively.  For the period October 8, 2003 (Date of Formation) through March 31, 2010, options to purchase a total of 12,650,100 shares of BigString’s common stock were granted.

No options were exercised, and no cash received from option exercises and purchases of shares for the three months ended March 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through March 31, 2010. The total tax benefit attributable to options exercised in the period October 8, 2003 (Date of Formation) through March 31, 2010 was $0.

During the three months ended March 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through March 31, 2010, options to purchase a total of 2,200,000, 400,000, and 5,700,000 shares of BigString’s common stock, respectively, were forfeited or expired with an aggregate intrinsic value of $0 at the date of expiration.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of ASC 718. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. BigString has limited relevant historical information to support the expected exercise behavior because no exercises have taken place.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

Three Months Ended
March 31,
	2010	2009
Risk-free interest rate	-%	-%
Expected volatility	-%	-%
Expected life (in years)	-	-
Dividend yield	-	-

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

NOTE 15. RELATED PARTY TRANSACTIONS

After March 2009, BigString became a significant, non-majority stockholder of PeopleString. On April 2, 2009, PeopleString entered into a verbal agreement with BigString to license BigString’s messaging technology and share the cost of certain common services. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides outsourced email and instant messenger services to PeopleString users. Shared services have included hosting, credit card processing, insurance, rent, payroll and miscellaneous general and administrative expenses. Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company and the licensing fee is based on BigString’s experience providing services to other third parties. Payments are due quarterly. BigString recorded revenue for the three months ended March 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through March 31, 2010 of $10,500, $0 and $43,500, respectively. BigString recorded expense reductions for the three months ended March 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through March 31, 2010 of $23,073, $0 and $155,818, respectively.

Index

BIGSTRING CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 25, 2008, BigString entered into a financing arrangement with Dwight Lane Capital, LLC, a limited liability company in which Todd M. Ross, a former director of BigString, has an interest, and Marc W. Dutton, a former director of BigString, as discussed in Note 11.

On December 29, 2008, BigString signed an agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of BigString, has an interest, to provide business consulting services. Expenses for the three months ended March 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through March 31, 2010 were $78,436, $6,000 and $120,436, respectively.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which require BigString to pay certain executory costs (such as insurance and maintenance). Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2010	$21,855
2011	29,140
2012	4,857
$55,851

Rental expense was $6,900, $5,000 and $227,709 for the three months ended March 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through March 31, 2010, respectively.

Computer co-location, power and Internet access expense was $5,676, $14,455 and $215,303 for the three months ended March 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through March 31, 2010, respectively.

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services.  In consideration for services performed, BigString agreed to issue to Howard Greene 140,000 shares of common stock in April, 2005 and 192,000 shares of common stock in February, 2007.  Total public relation expenses, including the services of Greene Inc. Communications, were $0, $13,130 and $304,113 for the three months ended March 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through March 31, 2010, respectively.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc.  In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (1) 1,250,000 shares of common stock, (2) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (3) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00.  BigString incurred corresponding consulting expenses of $0, $96,690 and $1,160,300 for the three months ended March 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through March 31, 2010, respectively.

On November 17, 2008, BigString signed an agreement with Bruce Van Heel to provide sales consulting services. Expenses for the three months ended March 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through March 31, 2010 were $0, $7,500 and $12,163, respectively.

On June 1, 2009, BigString entered into a verbal agreement with Craig Myman to provide business consulting services. Expenses for the three months ended March 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through March 31, 2010 were $0, $0 and $2,300, respectively.

On July 1, 2009, BigString entered into a verbal agreement with Robb Knie to provide business consulting services. Expenses for the three months ended March 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through March 31, 2010 were $0, $0 and $21,000, respectively.

Index

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising and/or service revenues, to its marketing affiliates.  As of the three months ended March 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through March 31, 2010, these commitments were not material.

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

As of March 31, 2010, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

NOTE 17. SUBSEQUENT EVENTS

On May 1, 2010, the Convertible Notes issued by BigString on May 1, 2007 to each of Alpha Capital Anstalt, Iroquois Master Fund and Whalehaven Capital Fund Limited matured.  As of May 14, 2010, the total amounts outstanding under the each of the Convertible Notes, including accrued interest, were $258,453, $133,168 and $174,392, respectively.  These outstanding balances are subject to a default rate of interest of 15% per annum.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about BigString Corporation’s (“BigString” or the “Company”) financial condition and results of operations for the three months ended March 31, 2010 and 2009.  This information should be read in conjunction with BigString’s unaudited consolidated financial statements for the three months ended March 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through March 31, 2010, including the related notes thereto, which are included on pages 1 through 21 of this report.

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

PeopleString Corporation (“PeopleString Corporation”), incorporated in the State of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. After purchases of PeopleString Corporation’s common stock by investors in April 2009, BigString owns less than 50% of PeopleString Corporation’s outstanding common stock.

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

Index

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

In March, 2009, BigString announced the launch of the PeopleString incentive-based social network that pays users to receive regular direct mail and perform internet activities, such as email, instant messaging, video mail, online file storage, search and shopping. In addition, members generate additional revenue by creating a personal affiliate network. The service provides entrepreneurs with business tools to earn additional revenue through PeopleString. PeopleString also provides fee-based development services. PeopleString is operated by PeopleString Corporation. BigString owns less than 50% of PeopleString Corporation’s outstanding common stock.

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

In December 2009, BigString received a patent from the United States Patent and Trademark Office for Universal, Recallable, Erasable, Secure and Timed Delivery Email.

Notwithstanding its progress in acquiring new members, BigString significantly reduced its marketing efforts from prior years due to financial constraints. BigString also reduced expenses in other areas, such as rent and headcount, to better position the company financially.

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

Recent Accounting Pronouncements. BigString’s significant accounting policies are summarized in Note 1 of BigString’s annual report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three months ended March 31, 2010 and BigString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Index

Results of Operations

For the Three Months Ended March 31, 2010 and 2009

Net Loss.  For the three months ended March 31, 2010, net loss was $164,924, as compared to a net loss of $486,486 for the three months ended March 31, 2009. The $321,562 decrease in net loss was primarily attributable to a $341,252 decrease in operating expenses primarily related to research and development, sales and marketing and general and administrative expenses.

Revenues.  For the three months ended March 31, 2010, revenues were $16,082, a $3,979 increase from revenues of $12,103 earned in the three months ended March 31, 2009.  Of the revenues generated for the three months ended March 31, 2009, $13,289 was generated from product and service fees and $2,793 was generated from advertisers, as compared to $7,194 from product and service fees and $4,909 from advertisers for the three months ended March 31, 2009.

The 33% increase in revenues for the three months ended March 31, 2010 over the same prior year period was primarily due to a 85% increase in product and service fees driven by the adoption of BigString’s private label email services by other firms. The increases were partially offset by a decrease in premium upgrades and business solutions, and reduction of 43% in advertising revenues.

Revenues for the three months ended March 31, 2009 included $3,400 from PeopleString Corporation, which at that time, was consolidated into BigString.

At March 31, 2010, unearned revenue from product and service fees increased 17% to $1,932 from $1,649 at December 31, 2009.

Operating Expenses.  For the three months ended March 31, 2010, operating expenses were $46,317, a $341,252 decrease from operating expenses of $387,569 incurred in the three months ended March 31, 2009. Operating expenses, excluding amortization, depreciation, impairment and share-based compensation expenses, for the three months ended March 31, 2010 were $38,717, a $178,521 decrease from the same prior year period.

•
Cost of revenues: Cost of revenues for the three months ended March 31, 2010 were $13,624, as compared to $25,958 for the same prior year period.  The $12,334 decrease in cost was primarily attributable to a reduction in hosting, staffing and associated overhead costs.

•
Research and development: Research and development expenses for the three months ended March 31, 2010 were $0, as compared to $119,855 for the same prior year period.  The decrease in expenses was primarily attributable to a reduction in development staffing and associated overhead costs.

•
Sales and marketing: Sales and marketing expenses for the three months ended March 31, 2010 were $0, as compared to $23,905 for the same prior year period.  The decrease in expenses was primarily attributable to decreased public relations expenses and sales consultant expenses.

•
General and administrative: General and administrative expenses for the three months ended March 31, 2010 were $32,693, as compared to $217,851for the same prior year period.  The $185,158 decrease in expenses was primarily attributable to decreased compensation expenses and professional fees.

Other income (expense).  For the three months ended March 31, 2010, other expenses were $134,689, a $23,669 increase over other expenses of $111,020 in the three months ended March 31, 2009.

•
Interest income: Interest income for the three months ended March 31, 2010 was $19, as compared to $46 for the same prior year period. The $27 decrease was primarily attributable to lower rates and cash balances.

•
Interest expense: Interest expense for the three months ended March 31, 2010 was $21,301, as compared to $19,875 for the same prior year period. The $1,426 increase was primarily attributable to the 2009 full period interest on debt from the June 23, 2009 financing.

•
Other, net: Other, net expenses for the three months ended March 31, 2010 were $113,407, as compared to $91,191 for the same prior year period. The $22,216 increase was primarily attributable to the 2009 full period expenses of the June 23, 2009 financing.

Income Taxes.  For the three months ended March 31, 2010 and 2009, BigString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

Index

Liquidity and Capital Resources

BigString’s operating and capital requirements have exceeded its cash flow from operations as BigString has been building its business.  Since inception through March 31, 2010, BigString has expended $5,329,086 for operating and investing activities, which has been primarily funded by investments of $5,371,533 from BigString’s stockholders and convertible note and warrant holders.  For the three months ended March 31, 2010, BigString generated $39,408 for operating and investing activities, an increase of $197,163 from the amount expended during the three months ended March 31, 2009.

BigString’s cash balance as of March 31, 2010 was $42,447, which was an increase of $39,408 from the cash balance of $3,039 as of December 31, 2009.  This increase to the cash balance was primarily attributable to reduced expenses and the receipt of a receivable, partially offset by reductions in accrued expenses and payables.

Management believes BigString’s current cash balance of $25,398 at May 13, 2010 is not sufficient to fund the minimum level of operations for the next twelve months.

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

On June 23, 2009, BigString entered into a financing arrangement pursuant to which the 2009 Subscribers purchased convertible notes in the aggregate principal amount of $180,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 6,000,000 shares of BigString's common stock. Each convertible note has a term of two years and accrues interest at a rate of six percent annually.  The holder of a convertible note shall have the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.015 per share, as adjusted.  The conversion price and number and kind of shares to be issued upon conversion of the convertible note are subject to adjustment from time to time. The warrants have an exercise price of $0.015 per share, as adjusted.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

As described herein, BigString participated in the State of New Jersey’s Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards and research and development credits to other New Jersey corporation business taxpayers.  On December 16, 2008, BigString received net proceeds of $428,137. On January 11, 2010, BigString received net proceeds of $310,108. BigString may also be able to transfer its unused New Jersey net operating losses and research and development credits in future years and may apply for participation again in 2010.

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

We have also made significant adjustments to our cost structure, and are sharing common services with PeopleString Corporation, such as rent, hosting and staffing. We reduced our operating and investing cash expenditures by $484,831, or 58%, for the year ended December 31, 2009 as compared to the prior year. For the three months ended March 31, 2010, we generated $34,408 from operating and investing activities.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3.        Defaults Upon Senior Securities

On May 1, 2010, the Convertible Notes issued by BigString on May 1, 2007 to each of Alpha Capital Anstalt, Iroquois Master Fund and Whalehaven Capital Fund Limited matured.  As of May 14, 2010, the total amounts outstanding under the each of the Convertible Notes, including accrued interest, were $258,453, $133,168 and $174,392, respectively.  These outstanding balances are subject to a default rate of interest of 15% per annum.

Item 4.        (Removed and Reserved.)

Item 5.        Other Information

None.

Item 6.         Exhibits

See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BigString Corporation
Registrant

Dated: May 17, 2010	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 17, 2010	/s/ Robert S. DeMeulemeester
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