Form 10-Q
period 2010-06-30
BigString CORP
filed 2010-08-16
CIK 1335282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Number of shares of Common Stock outstanding at August 13, 2010:

Common Stock, par value $0.0001 per share	84,221,575
(Class)	(Number of Shares)

Index

BIGSTRING CORPORATION

INDEX TO FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets (unaudited) at June 30, 2010 and December 31, 2009	2

	Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2010	3

	Consolidated Statements of Stockholders’ Equity (Deficiency) (unaudited) for the Six Months Ended June 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2010	4

	Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2010	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	(Removed and Reserved.)	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

Index of Exhibits		E-1

i

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

ii

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

The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$26,830	$3,039
Accounts receivable - net of allowance of $25 and $35	2,049	4,290
Prepaid expenses and other current assets	4,600	315,291
Total current assets	33,479	322,620
Property and equipment - net	24,720	39,393
Other assets	35,653	80,817
TOTAL ASSETS	$93,852	$442,830

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$198,623	$231,558
Accrued expenses	226,027	437,158
Unearned revenue	2,788	1,649
Accrued interest	52,612	64,724
Short-term debt	1,070,480	504,133
Total current liabilities	1,550,530	1,239,222
Long term liabilities:
Long-term debt	-	618,473
TOTAL LIABILITIES	1,550,530	1,857,695

Stockholders' deficiency:
Preferred stock, $0.0001 par value - authorized 1,000,000 shares; issued and outstanding 79,657 and 79,657 shares, respectively	8	8
Common stock, $0.0001 par value - authorized 249,000,000 shares; issued and outstanding 81,221,575 and 63,329,761 shares, respectively	8,122	6,333
Additional paid in capital	13,968,635	13,701,687
Deficit accumulated during the development stage	(15,433,443)	(15,122,893)
Total stockholders' deficiency	(1,456,678)	(1,414,865)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$93,852	$442,830

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

					Period
					October 8, 2003
	For the Three Months Ended		For the Six Months Ended		(Date of Formation)
	June 30,		June 30,		Through
	2010	2009	2010	2009	June 30, 2010
Operating revenues	$16,733	$9,737	$32,814	$21,840	$244,668
Operating expenses
Cost of revenues	11,100	18,611	24,724	44,569	589,128
Research and development	-	111,315	-	231,170	2,309,163
Sales and marketing	-	2,365	-	26,270	983,883
General and administrative	36,674	94,527	69,366	312,378	4,839,760
Amortization of intangibles	-	-	-	-	4,490,191
Impairment of assets	-	-	-	-	1,042,876
Total operating expenses	47,774	226,818	94,090	614,387	14,255,001
Loss from operations	(31,041)	(217,081)	(61,276)	(592,547)	(14,010,333)
Other income (expense)
Interest income	9	13	29	59	72,686
Interest expense	(22,463)	(20,775)	(43,765)	(40,650)	(241,074)
Other, net	(92,131)	(91,058)	(205,538)	(182,249)	(1,771,821)
Total other income (expenses)	(114,585)	(111,820)	(249,274)	(222,840)	(1,940,209)
Loss before income tax benefit	(145,626)	(328,901)	(310,550)	(815,387)	(15,950,542)
Income tax benefit	-	-	-	-	997,099
Net loss before subsidiary adjustment	(145,626)	(328,901)	(310,550)	(815,387)	(14,953,443)
Gain on deconsolidation of subsidiary	-	662	-	662	-
Net loss	$(145,626)	$(328,239)	$(310,550)	$(814,725)	$(14,953,443)

Net loss per common share calculation:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	73,307,696	53,083,611	68,759,281	52,753,337

See notes to unaudited consolidated financial statements.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balance, October 8, 2003	$-	-	$-	-	$-	$-	$-	$-
Issuance of common stock (at $.0001 per share)	-	-	-	21,210,000	2,121	(2,121)	-	-
Contribution of capital	45,000	-	-	-	-	45,000	-	-
Sale of common stock (at $0.25 per share)	-	-	-	40,000	4	9,996	(10,000)	-
Net loss	(29,567)	-	-	-	-	-	-	(29,567)
Balance, December 31, 2003	15,433	-	-	21,250,000	2,125	52,875	(10,000)	(29,567)
Cash received from prior sale of common stock	10,000	-	-	-	-	-	10,000	-
Sale of common stock (at $0.25 per share)	217,500	-	-	870,000	87	217,413	-	-
Issuance of common stock for services (valued at $0.21 per share)	39,251	-	-	185,000	19	39,232	-	-
Issuance of common stock for acquisition (valued at $0.24 per share)	4,800,000	-	-	20,000,000	2,000	4,798,000	-	-
Issuance of warrants for services (valued at $0.07 per share)	3,500	-	-	-	-	3,500	-	-
Net loss	(729,536)	-	-	-	-	-	-	(729,536)
Balance, December 31, 2004	4,356,148	-	-	42,305,000	4,231	5,111,020	-	(759,103)
Sale of common stock (at $0.25 per share)	230,500	-	-	922,000	92	230,408	-	-
Exercise of warrants (at $0.25 per share)	11,250	-	-	45,000	4	11,246	-	-
Issuance of common stock for services (valued at $0.25 per share)	12,500	-	-	50,000	5	12,495	-	-
Sale of common stock (at $0.16 per share)	1,511,700	-	-	9,448,125	945	1,510,755	-	-
Issuance of warrants for services (valued at $0.07 per share)	179,200	-	-	-	-	179,200	-	-
Net loss	(2,102,587)	-	-	-	-	-	-	(2,102,587)
Balance, December 31, 2005	4,198,711	-	-	52,770,125	5,277	7,055,124	-	(2,861,690)
Redemption of shares from stockholders (at $0.05 per share)	(400,000)	-	-	(8,000,000)	(800)	(399,200)	-	-
Issuance of common stock for consulting services (valued at $0.82 per share)	-	-	-	1,250,000	125	(125)	-	-
Stock-based compensation expense	314,250	-	-	-	-	314,250	-	-
Issuance of warrants for consulting services (valued at $0.08, $0.18 and $0.42 per share)	36,595	-	-	-	-	36,595	-	-
Issuance of common stock for website acquisition (valued at $0.80 per share)	600,000	-	-	750,000	75	599,925	-	-
Sale of preferred stock (at $.0001 per share)	1,860,000	400,000	40	-	-	1,859,960	-	-
Dividends from allocation of proceeds for the beneficial conversion feature of preferred stock	-	-	-	-	-	480,000	-	(480,000)
Exercise of warrants (at $0.16, $0.20 and $0.25 per share)	18,000	-	-	165,000	17	34,233	(16,250)	-
Net loss	(3,114,225)	-	-	-	-	-	-	(3,114,225)
Balance, December 31, 2006	3,513,331	400,000	40	46,935,125	4,694	9,980,762	(16,250)	(6,455,915)
Cash received from prior exercise of warrants	16,250	-	-	-	-	-	16,250	-
Issuance of common stock for consulting services (valued at $0.50 and $0.33 per share)	-	-	-	432,000	43	(43)	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	31,320	-	-	-	-	31,320	-	-
Beneficial conversion feature of convertible promissory notes	666,648	-	-	-	-	666,648	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	155,000	-	-	861,111	86	154,914	-	-
Stock-based compensation expense	672,532	-	-	-	-	672,532	-	-
Issuance of warrants, net (valued at $0.10 per share)	19,094	-	-	-	-	19,094	-	-
Issuance of common stock for waiver and release (valued at $0.25 per share)	250,000	-	-	1,000,000	100	249,900	-	-
Exercise of warrants (at $0.10 per share)	150,000	-	-	1,500,001	150	149,850	-	-
Net loss	(3,949,184)	-	-	-	-	-	-	(3,949,184)
Balance, December 31, 2007	1,524,991	400,000	40	50,728,237	5,073	11,924,977	-	(10,405,099)
Exercise of warrants (at $0.10 per share)	21,333	-	-	213,333	21	21,312	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	20,000	-	-	111,111	11	19,989	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	76,176	-	-	-	-	76,176	-	-
Beneficial conversion feature of convertible promissory notes	188,740	-	-	-	-	188,740	-	-
Stock-based compensation expense	727,800	-	-	-	-	727,800	-	-
Issuance of common stock for accrued interest (at $0.15 per share)	43,757	-	-	291,713	29	43,728	-	-
Issuance of common stock for website acquisition (valued at $0.13 per share)	117,000	-	-	900,000	90	116,910	-	-
Net loss	(3,748,946)	-	-	-	-	-	-	(3, 748,946)
Balance, December 31, 2008	(1,029,149)	400,000	40	52,244,394	5,224	13,119,632	-	(14,154,045)
Stock-based compensation expense	215,708	-	-	-	-	215,708	-	-
Issuance of common stock for accrued interest (at $0.08 per share)	79,500	-	-	993,750	100	79,400	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	34,992	-	-	-	-	34,992	-	-
Beneficial conversion feature of convertible promissory notes	168,000	-	-	-	-	168,000	-	-
Issuance of common stock for conversion of preferred stock	-	(320,343)	(32)	4,429,522	443	(411)	-	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	84,932	-	-	5,662,095	566	84,366	-	-
Net loss	(968,848)	-	-	-	-	-	-	(968,848)
Balance, December 31, 2009	(1,414,865)	79,657	8	63,329,761	6,333	13,701,687	-	(15,122,893)
Stock-based compensation expense	361	-	-	-	-	361	-	-
Issuance of common stock for accrued interest (at $0.015 per share)	55,876	-	-	3,725,148	372	55,504	-	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	212,500	-	-	14,166,666	1,417	211,083	-	-
Net loss	(310,550)	-	-	-	-	-	-	(310,550)
Balance, June 30, 2010	$(1,456,678)	79,657	$8	81,221,575	$8,122	$13,968,635	$-	$(15,433,443)

See notes to unaudited consolidated financial statements.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

			Period
			October 8, 2003
	For the Six Months Ended		(Date of Formation)
	June 30,		Through
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss	$(310,550)	$(814,725)	$(14,953,443)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	59,838	65,085	5,035,334
Gain on sale of property and equipment	-	3,755	2,058
Impairment of assets	-	-	1,042,876
Accretion for beneficial conversion feature and discount on notes	160,374	143,146	1,028,788
Stock-based compensation	361	214,954	2,201,697
Other non-cash compensation	-	-	269,094
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	2,241	9,738	(2,049)
Decrease (increase) in prepaid expenses and other assets	310,690	(20,899)	(400,775)
(Decrease) increase in accounts payable	(32,935)	(66,118)	198,623
(Decrease) increase in accrued expenses and other liabilities	(167,367)	148,290	454,707
Increase (decrease) in unearned revenue	1,139	(2,558)	2,788
Net cash provided by (used in) operating activities	23,791	(319,332)	(5,120,302)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(262,290)
Sale of property and equipment	-	-	50,889
Acquisitions	-	-	(13,000)
Net cash (used in) investing activities	-	-	(224,401)
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	-	180,000	1,930,000
Proceeds from issuance of preferred stock, net	-	-	1,860,000
Proceeds from exercise of common stock warrants and issuance of common stock	-	-	2,231,533
Payments for redemption of notes	-	-	(250,000)
Payments for redemption of common stock	-	-	(400,000)
Net cash provided by financing activities	-	180,000	5,371,533
Net change in cash and cash equivalents	23,791	(139,332)	26,830
Cash and cash equivalents - beginning of period	3,039	178,787	-
Cash and cash equivalents - end of period	$26,830	$39,455	$26,830

Supplementary information:
Cash paid during the periods for:
Interest	$-	$-	$9,328
Income taxes	$-	$-	$-
Acquisitions	$-	$-	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	-	-	5,533,067
Common stock issued to effect acquisition	$-	$-	$5,517,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$-	$-	$259,932
Issuance of common stock for accrued interest	$55,876	$79,500	$179,133
Stock-based compensation: Common stock	$-	$113,889	$1,275,751
Stock-based compensation: Common stock options	361	86,028	601,416
Stock-based compensation: Common stock warrants	-	15,037	324,530
Other non-cash compensation: Issue of warrants, net	-	-	19,094
Other non-cash compensation: Issuance of common stock for waiver and release	-	-	250,000

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE PERIOD OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH JUNE 30, 2010

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2010, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by BigString Corporation (“BigString” or the “Company”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2009 was derived from audited financial statements.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three and six months ended June 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. GOING CONCERN

For the six months ended June 30, 2010, BigString’s unaudited consolidated financial statements reflect a net loss of $310,550, net cash provided by operations of $23,791, a working capital deficit of $1,517,051, a stockholders’ deficit accumulated during the development stage of $15,433,443 and a cumulative net loss of $14,953,443. These matters raise doubt about the ability of BigString to continue as a going concern.  BigString’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of June 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

	Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
June 30, 2010	$26,830	$26,830	$-	$-
December 31, 2009	$3,039	$3,039	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of June 30, 2010.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2008, each of the intangible assets had been fully amortized and/or impaired.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2010	December 31, 2009
Computer equipment and internal software	$159,313	$159,313
Furniture and fixtures	5,721	5,721
	165,034	165,034
Less accumulated depreciation	140,314	125,641
	$24,720	$39,393

Depreciation expense for the three months ended June 30, 2010 and 2009 was $7,194 and $7,890. Depreciation expense for the six months ended June 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2010, was $14,674, $15,993 and $184,622, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Other intangibles consisted of a patent application and trademark, logos, source codes and websites.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including an independent formal appraisal.  Other intangibles were being amortized over five years.

Other intangible assets consist of the following:

	June 30, 2010	December 31, 2009
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	730,000	730,000
	5,533,067	5,533,067
Impairment	(1,042,876)	(1,042,876)
	4,490,191	4,490,191
Accumulated amortization	4,490,191	4,490,191
	$-	$-

Amortization expense for the three months ended June 30, 2010 and 2009 was $0 and $0. Depreciation expense for the six months ended June 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2010, was $0, $0 and $4,490,191, respectively.

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

NOTE 8. INVESTMENTS

Equity Investment:

At March 31, 2009, BigString owned 100% of the common shares outstanding of PeopleString and the financial results of PeopleString were included in BigString’s consolidated financial statements at March 31, 2009. BigString owned 29% of PeopleString’s outstanding common stock at June 30, 2010.

For the three months ended June 30, 2010 and 2009, BigString recorded a gain of $0 and $9,989, respectively, on the deconsolidation and equity investment method of its subsidiary PeopleString, including $9,500 as an adjustment to fair market value on the date PeopleString issued shares which reduced BigString’s ownership interest so that BigString no longer had a controlling interest in PeopleString. For the six months ended June 30, 2010 and 2009, BigString recorded a gain of $0 and $9,989, respectively. For the period October 8, 2003 (Date of Formation) through June 30, 2010, BigString recorded a loss of $500. The loss is limited to BigString’s investment in PeopleString as BigString has no obligation to fund additional investments, and at June 30, 2010, the value of equity investments was $0.

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

Interest income was $9 and $13 for the three months ended June 30, 2010 and 2009, respectively. Interest income was $29, $59 and $72,686 for the six months ended June 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2010, respectively.

Interest expense consists of interest on convertible debt payable on each anniversary date of the promissory notes and is included in accrued interest. Interest expense was $22,463 and $20,775 for the three months ended June 30, 2010 and 2009, respectively. Interest expense was $43,765, $40,650 and $241,074 for the six months ended June 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2010, respectively.

The components of other, net consist of gain on investments, other income, and expenses related to the convertible debenture financing, preferred stock financing, warrant and common stock financings and are as follows:

					Period
					October 8, 2003
	For the Three Months Ended		For the Six Months Ended		(Date of Formation)
	June 30,		June 30,		Through
	2010	2009	2010	2009	June 30, 2010
Gain on sale of investments	$-	$9,989	$-	$9,989	$40,162
Other income	-	-	-	-	86,720
Amortization of debt issue costs	(19,052)	(25,245)	(45,164)	(49,092)	(360,521)
Amortization of promissory note discount	(13,669)	(9,846)	(26,047)	(18,234)	(112,469)
Amortization of beneficial conversion feature	(59,410)	(65,956)	(134,327)	(124,912)	(916,319)
Other financing expenses	-	-	-	-	(509,394)
	$(92,131)	$(91,058)	$(205,538)	$(182,249)	$(1,771,821)

Gain on sale of investments contains the transactions as discussed in Note 8. Other income contains the reversal of $66,079 of public relations expense and $20,641 of investor relations expense.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES

BigString applies the provisions of the ASC 740, “Income Taxes.”  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of June 30, 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString may continue to incur losses.

Components of deferred income tax assets are as follows:

June 30, 2010
Tax Effect
Deferred tax assets - current
Benefit due to loss carryforward	$5,233,705
Valuation allowance	(5,233,705)
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

BigString has participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the year ended December 31, 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2010, BigString recorded a net state tax benefit of $310,108 and $997,099, respectively, as a result of its sale of New Jersey state net operating losses and New Jersey state research and development credits. Since New Jersey law provides that net operating losses can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey net operating losses in future years.

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

For the six months ended June 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2010, $212,500, $0 and $472,431, respectively, of the convertible notes were converted resulting in 14,166,666, 0 and 20,800,983 shares, respectively, of BigString’s common stock being issued to the holders of the convertible notes. Information regarding the convertible notes outstanding at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Convertible note, May 1, 2007, maturing May 1, 2010	$405,750	$558,250
Beneficial conversion feature	-	(51,692)
Note Discount	-	(2,425)
	405,750	504,133

Convertible note, February 29, 2008, maturing February 28, 2011	$651,819	$681,819
Beneficial conversion feature	(38,625)	(70,705)
Note Discount	(15,763)	(28,855)
	597,431	582,259

Convertible note, June 23, 2009, maturing June 23, 2011	$150,000	$180,000
Beneficial conversion feature	(68,445)	(119,000)
Note Discount	(14,256)	(24,786)
	67,299	36,214
	$1,070,480	$1,122,606

For the six months ended June 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2010, BigString issued 3,725,148, 993,750 and 5,010,611 shares, respectively, of BigString’s common stock in lieu of $55,876, $79,500 and $179,133, respectively, of accrued interest. Future accrued interest payments, which may include shares of BigString’s common stock in lieu of accrued interest, on the May 1, 2007, February 29, 2008 and June 23, 2009 convertible notes are currently estimated as follows:

Accrued
Years Ending	Interest
December 31,	Payments
2010	$38,676
2011	51,709
$90,385

On May 1, 2010, the Convertible Notes issued by BigString on May 1, 2007 to each of Alpha Capital Anstalt, Iroquois Master Fund and Whalehaven Capital Fund Limited matured.  As of June 30, 2010, BigString had not repaid such Convertible Notes and was in default thereunder.  As of August 16, 2010, the aggregate outstanding balance under the Convertible Notes, including principal, interest and default interest, totaled $400,065.  These outstanding notes are subject to a default rate of interest of 15% per annum.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 28, 2010, BigString issued 2,000,000 shares of its common stock for the conversion of convertible promissory notes totaling $30,000. The conversion price was $0.015 per share.

On May 6, 2010, BigString issued 2,000,000 shares of its common stock for the conversion of convertible promissory notes totaling $30,000. The conversion price was $0.015 per share.

On May 21, 2010, BigString issued 4,833,333 shares of its common stock for the conversion of convertible promissory notes totaling $72,500. The conversion price was $0.015 per share.

On May 21, 2010, BigString issued 956,593 shares of its common stock for accrued interest on convertible promissory notes totaling $14,348. The conversion price was $0.015 per share.

On May 24, 2010, BigString issued 1,000,000 shares of its common stock for the conversion of convertible promissory notes totaling $15,000. The conversion price was $0.015 per share.

On May 28, 2010, BigString issued 3,000,000 shares of its common stock for the conversion of convertible promissory notes totaling $45,000. The conversion price was $0.015 per share.

On June 2, 2010, BigString issued 1,333,333 shares of its common stock for the conversion of convertible promissory notes totaling $20,000. The conversion price was $0.015 per share.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The number of warrants outstanding as of January 1, 2010 and changes to such number during the six months ended June 30, 2010 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2010	16,393,545	$0.14	3.7	$58,500
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at June 30, 2010	16,393,545	$0.14	3.2	$175,500
Warrants exercisable at June 30, 2010	16,393,545	$0.14	3.2	$175,500

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants granted during the six months ended June 30, 2010 and 2009 were 0 and 11,700,000, respectively.  For the period October 8, 2003 (Date of Formation) through June 30, 2010, warrants to purchase a total of 28,764,657 shares of BigString’s common stock were granted.

Warrants exercised during the six months ended June 30, 2010 and 2009 were 0 and 0, respectively.  Cash received during the six months ended June 30, 2010 and 2009 from the exercise of warrants was $0 and $0, respectively.  For the period October 8, 2003 (Date of Formation) through June 30, 2010, a total of 1,923,334 shares of BigString’s common stock were purchased upon the exercise of warrants.

During the six months ended June 30, 2010 and 2009, 0 and 5,700,000 warrants were cancelled, respectively. During the period October 8, 2003 (Date of Formation) through June 30, 2010, warrants to purchase a total of 50,000 shares of BigString’s common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. In addition, for the period October 8, 2003 (Date of Formation) through June 30, 2010, warrants to purchase a total of 10,397,778 shares of common stock were cancelled with an aggregate intrinsic value of $0 at the date of cancellation.

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

For the six months ended June 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through June 30, 2010, BigString recorded stock-based option compensation expense of $361, $86,028 and $601,416, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2010 and changes to such number during the six months ended June 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2010	9,150,100	$0.33	4.7	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(2,200,000)	$0.26
Options outstanding at June 30, 2010	6,950,100	$0.36	3.9	$-
Options exercisable at June 30, 2010	6,950,100	$0.36	3.9	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the six months ended June 30, 2010 and 2009 were 0 and 0, respectively.  For the period October 8, 2003 (Date of Formation) through June 30, 2010, options to purchase a total of 12,650,100 shares of BigString’s common stock were granted.

No options were exercised, and no cash received from option exercises and purchases of shares for the six months ended June 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through June 30, 2010. The total tax benefit attributable to options exercised in the period October 8, 2003 (Date of Formation) through June 30, 2010 was $0.

During the six months ended June 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through June 30, 2010, options to purchase a total of 2,200,000, 800,000, and 5,700,000 shares of BigString’s common stock, respectively, were forfeited or expired with an aggregate intrinsic value of $0 at the date of expiration.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Risk-free interest rate	–%	–%	–%	–%
Expected volatility	–%	–%	–%	–%
Expected life (in years)	–	–	–	–
Dividend yield	–	–	–	–

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. RELATED PARTY TRANSACTIONS

After March 2009, BigString became a significant, non-majority stockholder of PeopleString. On April 2, 2009, PeopleString entered into a verbal agreement with BigString to license BigString’s messaging technology and share the cost of certain common services. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company; PeopleString’s management makes this estimate with a moderate amount of discretion. As of the date of these financial statements, BigString did not share services with other unrelated third parties. Payments are due quarterly.

At January 1, 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses. At April 1, 2010, the shared services included miscellaneous general and administrative expenses. For the three months ended June 30, 2010 and 2009, BigString recorded expense reductions for shared expense of $3,280 and $6,108, respectively. For the six months ended June 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2010, BigString recorded expense reductions for shared expense of $26,353, $6,108 and $158,693, respectively. For the three months ended June 30, 2010 and 2009, BigString recorded revenues from licensing of $10,500 and $3,000, respectively. For the six months ended June 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2010, BigString recorded revenues from licensing of $21,000, $3,000 and $54,000, respectively.

On August 25, 2008, BigString entered into a financing arrangement with Dwight Lane Capital, LLC, a limited liability company in which Todd M. Ross, a former director of BigString, has an interest, and Marc W. Dutton, a former director of BigString, as discussed in Note 11.

On December 29, 2008, BigString signed an agreement with Digital BobKat, LLC, a limited liability company wholly-owned by Robert S. DeMeulemeester, an officer and director of BigString, and his spouse, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly. Payments are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the six months ended June 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through June 30, 2010 were $0, $24,000 and $120,436, respectively.

On June 1, 2009, BigString entered into a verbal agreement with Craig Myman, the brother of Darin M. Myman, President and Chief Executive Officer of BigString, to provide business consulting services. Expenses for the six months ended June 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through June 30, 2010 were $0, $2,300 and $2,300, respectively.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which require BigString to pay certain executory costs (such as insurance and maintenance). Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2010	$14,570
2011	29,140
2012	4,857
$48,567

Rental expense was $12,532, $11,900 and $233,341 for the six months ended June 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through June 30, 2010, respectively.

Computer co-location, power and Internet access expense was $9,005, $23,985 and $218,632 for the six months ended June 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through June 30, 2010, respectively.

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services.  In consideration for services performed, BigString agreed to issue to Howard Greene, the principal of Greene Inc. Communications, 140,000 shares of common stock in April, 2005 and 192,000 shares of common stock in February, 2007.  Total public relation expenses, including the services of Greene Inc. Communications, were $0, $16,276 and $304,113 for the six months ended June 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through June 30, 2010, respectively.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc.  In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (1) 1,250,000 shares of common stock, (2) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (3) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00.  BigString incurred corresponding consulting expenses of $0, $128,926 and $1,160,300 for the six months ended June 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through June 30, 2010, respectively.

On November 17, 2008, BigString signed an agreement with Bruce Van Heel to provide sales consulting services. Expenses for the six months ended June 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through June 30, 2010 were $0, $11,463 and $12,163, respectively.

On July 1, 2009, BigString entered into a verbal agreement with Robb Knie to provide business consulting services. Expenses for the six months ended June 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through June 30, 2010 were $0, $0 and $21,000, respectively.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising and/or service revenues, to its marketing affiliates.  As of the six months ended June 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through June 30, 2010, these commitments were not material.

Other Commitments:

In the ordinary course of business, BigString may provide indemnification to customers, vendors, lessors, marketing affiliates, directors, officers and other parties with respect to certain matters.  It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and unique circumstances involved in each agreement.  Historically, BigString has not incurred material costs as a result of obligation under these agreements and has not accrued any liabilities related to such agreements.

As of June 30, 2010, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about BigString Corporation’s (“BigString” or the “Company”) financial condition and results of operations for the three and six months ended June 30, 2010 and 2009.  This information should be read in conjunction with BigString’s unaudited consolidated financial statements for the three and six months ended June 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through June 30, 2010, including the related notes thereto, which are included on pages 1 through 21 of this report.

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

Certain criteria BigString reviews to measure its performance are set forth below:

●	the number of first time and repeat users of the services;

●	the number of pages of the website viewed by a user;

●	the number of free and/or paid accounts for each service;

●	the number of users of the free services who purchase one of the premium product packages;

●	the length of time between the activation of a free account and the conversion to a paid account;

●	the retention rate of customers, including the number of account closures and the number of refund requests;

●	the acquisition cost per user for each of the services;

●	the cost and effectiveness for each of the promotional efforts;

●	the revenue and effectiveness of advertisements served; and

●	the revenue, impressions, clicks and actions per user.

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

Recent Accounting Pronouncements.  BigString’s significant accounting policies are summarized in Note 1 of BigString’s annual report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three and six months ended June 30, 2010 and BigString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Index

Results of Operations

For the Three and Six Months Ended June 30, 2010 and 2009

Net Loss.  For the three months ended June 30, 2010, net loss was $145,626, as compared to a net loss of $328,239 for the three months ended June 30, 2009. The $182,613 decrease in net loss was primarily attributable to a $179,044 decrease in operating expenses primarily related to research and development and general and administrative.

For the six months ended June 30, 2010, net loss was $310,550, as compared to a net loss of $814,725 for the six months ended June 30, 2009. The $504,175 decrease in net loss was primarily attributable to a $520,297 decrease in operating expenses primarily related to research and development and general and administrative.

Revenues.  For the three months ended June 30, 2010, revenues were $16,733, a $6,996 increase from revenues of $9,737 earned in the three months ended June 30, 2009.  Of the revenues generated for the three months ended June 30, 2010, $13,118 was generated from product and service fees and $3,615 was generated from advertisers, as compared to $5,689 from product and service fees and $4,048 from advertisers for the three months ended June 30, 2009.

For the six months ended June 30, 2010, revenues were $32,814, a $10,974 increase from revenues of $21,840 earned in the six months ended June 30, 2009. Of the revenues generated for the six months ended June 30, 2010, $26,406 was generated from product and service fees and $6,408 was generated from advertisers, as compared to $12,883 from product and service fees and $8,958 from advertisers for the six months ended June 30, 2009.

At June 30, 2010, unearned revenue from product and service fees increased 69% to $2,788 from $1,649 at December 31, 2009.

Operating Expenses.  For the three months ended June 30, 2010, operating expenses were $47,774, a $179,044 decrease from operating expenses of $226,818 incurred in the three months ended June 30, 2009.

●
Cost of revenues: Cost of revenues for the three months ended June 30, 2010 were $11,100, as compared to $18,611 for the same prior year period.  The $7,511decrease in cost was primarily attributable to a reduction in hosting, staffing and associated overhead costs.

●
Research and development: Research and development expenses for the three months ended June 30, 2010 were $0, as compared to $111,315 for the same prior year period.  The decrease in expenses was primarily attributable to a reduction in development staffing and associated overhead costs.

●
Sales and marketing: Sales and marketing expenses for the three months ended June 30, 2010 were $0, as compared to $2,365 for the same prior year period.  The decrease in expenses was primarily attributable to decreased public relations expenses and sales consultant expenses.

●
General and administrative: General and administrative expenses for the three months ended June 30, 2010 were $36,674, as compared to $94,527 for the same prior year period.  The $57,853 decrease in expenses was primarily attributable to decreased compensation expenses and professional fees.

For the six months ended June 30, 2010, operating expenses were $94,090, a $520,297 decrease from operating expenses of $614,387 incurred in the six months ended June 30, 2009.

●
Cost of revenues: Cost of revenues for the six months ended June 30, 2010 were $24,724, as compared to $44,569 for the same prior year period.  The $19,845 decrease in cost was primarily attributable to a reduction in hosting, staffing and associated overhead costs.

●
Research and development: Research and development expenses for the six months ended June 30, 2010 were $0, as compared to $231,170 for the same prior year period.  The decrease in expenses was primarily attributable to a reduction in development staffing and associated overhead costs.

●
Sales and marketing: Sales and marketing expenses for the six months ended June 30, 2010 were $0, as compared to $26,270 for the same prior year period.  The decrease in expenses was primarily attributable to decreased public relations expenses and sales consultant expenses.

●
General and administrative: General and administrative expenses for the six months ended June 30, 2010 were $69,366, as compared to $312,378 for the same prior year period.  The $243,012 decrease in expenses was primarily attributable to decreased compensation expenses and professional fees.

Other income (expense).  For the three months ended June 30, 2010, other expenses were $114,585, a $2,765 increase over other expenses of $111,820 in the three months ended June 30, 2009.

●	Interest income: Interest income for the three months ended June 30, 2010 was $9, as compared to $13 for the same prior year period. The $4 decrease was primarily attributable to lower cash balances.

Index

●
Interest expense: Interest expense for the three months ended June 30, 2010 was $22,463, as compared to $20,775 for the same prior year period. The $1,688 increase was primarily attributable to the interest on the June 23, 2009 promissory notes.

●
Other, net: Other, net expenses for the three months ended June 30, 2010 were $92,131, as compared to $91,058 for the same prior year period. The $1,073 increase was primarily attributable to increased amortization, partially offset by the gain on sale of investments.

For the six months ended June 30, 2010, other expenses were $249,274, a $26,434 increase over other expenses of $222,840 in the six months ended June 30, 2009.

●	Interest income: Interest income for the six months ended June 30, 2010 was $29, as compared to $59 for the same prior year period. The $30 decrease was primarily attributable to lower cash balances.

●
Interest expense: Interest expense for the six months ended June 30, 2010 was $43,765, as compared to $40,650 for the same prior year period. The $3,115 increase was primarily attributable to the interest on the June 23, 2009 promissory notes.

●
Other, net: Other, net expenses for the six months ended June 30, 2010 were $205,538, as compared to $182,249 for the same prior year period. The $23,289 increase was primarily attributable to increased amortization, partially offset by the gain on sale of investments.

Income Taxes.  For the three and six months ended June 30, 2010 and 2009, BigString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

●
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

Liquidity and Capital Resources

BigString’s operating and capital requirements have exceeded its cash flow from operations as BigString has been building its business.  Since inception through June 30, 2010, BigString has expended $5,344,703 for operating and investing activities, which has been primarily funded by investments of $5,371,533 from BigString’s stockholders and convertible note and warrant holders.  For the six months ended June 30, 2010, BigString generated $23,791 from operating and investing activities, a change of $343,123 from the amount expended during the six months ended June 30, 2009.

BigString’s cash balance as of June 30, 2010 was $26,830, which was an increase of $23,791 from the cash balance of $3,039 as of December 31, 2009.  This increase to the cash balance was primarily attributable to reduced expenses and the receipt of a receivable, partially offset by reductions in accrued expenses and payables.

Management believes BigString’s current cash balance of $26,590 at August 13, 2010 is not sufficient to fund the minimum level of operations for the next twelve months.

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

We have also made significant adjustments to our cost structure, and are sharing common services with PeopleString Corporation, such as rent, hosting and staffing. We reduced our operating and investing cash expenditures by $484,831, or 58%, for the year ended December 31, 2009 as compared to the prior year. For the six months ended June 30, 2010, we generated $23,791 from operating and investing activities.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

    On May 1, 2010, the Convertible Notes issued by BigString on May 1, 2007 to each of Alpha Capital Anstalt, Iroquois Master Fund and Whalehaven Capital Fund Limited matured.  As of June 30, 2010, BigString had not repaid such Convertible Notes and was in default thereunder.  As of August 16, 2010, the aggregate outstanding balance under the Convertible Notes, including principal, interest and default interest, totaled $400,065.  These outstanding notes are subject to a default rate of interest of 15% per annum.

Item 4.    (Removed and Reserved.)

Item 5.             Other Information

None.

Item 6.             Exhibits

    See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BigString Corporation
Registrant

Dated: August 16, 2010	By:	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2010	By:	/s/ Robert S. DeMeulemeester
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