Form 10-Q
period 2010-09-30
BigString CORP
filed 2010-11-15
CIK 1335282

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

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

(732) 741-2840
(Registrant's telephone number, including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Number of shares of Common Stock outstanding at November 15, 2010:

Common Stock, par value $0.0001 per share	91,264,907
(Class)	(Number of Shares)

Index

BIGSTRING CORPORATION

INDEX TO FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets (unaudited) at September 30, 2010 and December 31, 2009	2

	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2010	3

	Consolidated Statements of Stockholders’ Equity (Deficiency) (unaudited) for the Period Ended September 30, 2010	4

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2010	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	(Removed and Reserved)	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

Index of Exhibits		E-1

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission  from time to time.

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

The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$20,234	$3,039
Accounts receivable - net of allowance of $25 and $35	2,118	4,290
Prepaid expenses and other current assets	4,600	315,291
Total current assets	26,952	322,620
Property and equipment - net	19,008	39,393
Other assets	23,991	80,817
TOTAL ASSETS	$69,951	$442,830

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$191,386	$231,558
Accrued expenses	240,804	437,158
Unearned revenue	2,346	1,649
Accrued interest	80,741	64,724
Short-term debt	979,039	504,133
Total current liabilities	1,494,316	1,239,222
Long term liabilities:
Long-term debt	-	618,473
TOTAL LIABILITIES	1,494,316	1,857,695

Stockholders' deficiency:
Preferred stock, $0.0001 par value - authorized 1,000,000 shares; issued and outstanding 79,657 and 79,657 shares, respectively	8	8
Common stock, $0.0001 par value - authorized 249,000,000 shares; issued and outstanding 90,287,740 and 63,329,761 shares, respectively	9,029	6,333
Additional paid in capital	14,103,720	13,701,687
Deficit accumulated during the development stage	(15,537,122)	(15,122,893)
Total stockholders' deficiency	(1,424,365)	(1,414,865)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$69,951	$442,830

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

					Period
					October 8, 2003
	For the Three Months Ended		For the Nine Months Ended		(Date of Formation)
	September 30,		September 30,		Through
	2010	2009	2010	2009	September 30, 2010
Operating revenues	$16,741	$24,561	$49,555	$46,401	$261,409
Operating expenses
Cost of revenues	9,747	7,656	34,471	52,225	598,875
Research and development	-	60	-	221,241	2,309,163
Sales and marketing	-	2,765	-	29,035	983,883
General and administrative	26,340	3,880	95,707	316,258	4,866,101
Amortization of intangibles	-	-	-	-	4,490,191
Impairment of assets	-	-	-	-	1,042,876
Total operating expenses	36,087	14,361	130,178	618,759	14,291,089
Loss from operations	(19,346)	10,200	(80,623)	(572,358)	(14,029,680)
Other income (expense)
Interest income	11	8	39	67	72,696
Interest expense	(28,130)	(22,253)	(71,894)	(62,903)	(269,203)
Other, net	(56,213)	(148,336)	(261,751)	(340,085)	(1,838,196)
Total other income (expenses)	(84,332)	(170,581)	(333,606)	(402,921)	(2,034,703)
Loss before income tax benefit	(103,678)	(160,381)	(414,229)	(975,279)	(16,064,383)
Income tax benefit	-	-	-	-	997,099
Net loss before subsidiary adjustment	(103,678)	(160,381)	(414,229)	(975,279)	(15,067,284)
Gain on deconsolidation of subsidiary	-	-	-	10,162	10,162
Net loss	$(103,678)	$(160,381)	$(414,229)	$(965,117)	$(15,057,122)

Net loss per common share calculation:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	84,293,847	59,068,178	73,994,373	54,881,416

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balance, October 8, 2003	$-	-	$-	-	$-	$-	$-	$-
Issuance of common stock (at $.0001 per share)	-	-	-	21,210,000	2,121	(2,121)	-	-
Contribution of capital	45,000	-	-	-	-	45,000	-	-
Sale of common stock (at $0.25 per share)	-	-	-	40,000	4	9,996	(10,000)	-
Net loss	(29,567)	-	-	-	-	-	-	(29,567)
Balance, December 31, 2003	15,433	-	-	21,250,000	2,125	52,875	(10,000)	(29,567)
Cash received from prior sale of common stock	10,000	-	-	-	-	-	10,000	-
Sale of common stock (at $0.25 per share)	217,500	-	-	870,000	87	217,413	-	-
Issuance of common stock for services (valued at $0.21 per share)	39,251	-	-	185,000	19	39,232	-	-
Issuance of common stock for acquisition (valued at $0.24 per share)	4,800,000	-	-	20,000,000	2,000	4,798,000	-	-
Issuance of warrants for services (valued at $0.07 per share)	3,500	-	-	-	-	3,500	-	-
Net loss	(729,536)	-	-	-	-	-	-	(729,536)
Balance, December 31, 2004	4,356,148	-	-	42,305,000	4,231	5,111,020	-	(759,103)
Sale of common stock (at $0.25 per share)	230,500	-	-	922,000	92	230,408	-	-
Exercise of warrants (at $0.25 per share)	11,250	-	-	45,000	4	11,246	-	-
Issuance of common stock for services (valued at $0.25 per share)	12,500	-	-	50,000	5	12,495	-	-
Sale of common stock (at $0.16 per share)	1,511,700	-	-	9,448,125	945	1,510,755	-	-
Issuance of warrants for services (valued at $0.07 per share)	179,200	-	-	-	-	179,200	-	-
Net loss	(2,102,587)	-	-	-	-	-	-	(2,102,587)
Balance, December 31, 2005	4,198,711	-	-	52,770,125	5,277	7,055,124	-	(2,861,690)
Redemption of shares from stockholders (at $0.05 per share)	(400,000)	-	-	(8,000,000)	(800)	(399,200)	-	-
Issuance of common stock for consulting services (valued at $0.82 per share)	-	-	-	1,250,000	125	(125)	-	-
Stock-based compensation expense	314,250	-	-	-	-	314,250	-	-
Issuance of warrants for consulting services (valued at $0.08, $0.18 and $0.42 per share)	36,595	-	-	-	-	36,595	-	-
Issuance of common stock for website acquisition (valued at $0.80 per share)	600,000	-	-	750,000	75	599,925	-	-
Sale of preferred stock (at $.0001 per share)	1,860,000	400,000	40	-	-	1,859,960	-	-
Dividends from allocation of proceeds for the beneficial conversion feature of preferred stock	-	-	-	-	-	480,000	-	(480,000)
Exercise of warrants (at $0.16, $0.20 and $0.25 per share)	18,000	-	-	165,000	17	34,233	(16,250)	-
Net loss	(3,114,225)	-	-	-	-	-	-	(3,114,225)
Balance, December 31, 2006	3,513,331	400,000	40	46,935,125	4,694	9,980,762	(16,250)	(6,455,915)
Cash received from prior exercise of warrants	16,250	-	-	-	-	-	16,250	-
Issuance of common stock for consulting services (valued at $0.50 and $0.33 per share)	-	-	-	432,000	43	(43)	-	-

Index

Allocation to warrants from sale of convertible promissory notes and warrants	31,320	-	-	-	-	31,320	-	-
Beneficial conversion feature of convertible promissory notes	666,648	-	-	-	-	666,648	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	155,000	-	-	861,111	86	154,914	-	-
Stock-based compensation expense	672,532	-	-	-	-	672,532	-	-
Issuance of warrants, net (valued at $0.10 per share)	19,094	-	-	-	-	19,094	-	-
Issuance of common stock for waiver and release (valued at $0.25 per share)	250,000	-	-	1,000,000	100	249,900	-	-
Exercise of warrants (at $0.10 per share)	150,000	-	-	1,500,001	150	149,850	-	-
Net loss	(3,949,184)	-	-	-	-	-	-	(3,949,184)
Balance, December 31, 2007	1,524,991	400,000	40	50,728,237	5,073	11,924,977	-	(10,405,099)
Exercise of warrants (at $0.10 per share)	21,333	-	-	213,333	21	21,312	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	20,000	-	-	111,111	11	19,989	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	76,176	-	-	-	-	76,176	-	-
Beneficial conversion feature of convertible promissory notes	188,740	-	-	-	-	188,740	-	-
Stock-based compensation expense	727,800	-	-	-	-	727,800	-	-
Issuance of common stock for accrued interest (at $0.15 per share)	43,757	-	-	291,713	29	43,728	-	-
Issuance of common stock for website acquisition (valued at $0.13 per share)	117,000	-	-	900,000	90	116,910	-	-
Net loss	(3,748,946)	-	-	-	-	-	-	(3, 748,946)
Balance, December 31, 2008	(1,029,149)	400,000	40	52,244,394	5,224	13,119,632	-	(14,154,045)
Stock-based compensation expense	215,708	-	-	-	-	215,708	-	-
Issuance of common stock for accrued interest (at $0.08 per share)	79,500	-	-	993,750	100	79,400	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	34,992	-	-	-	-	34,992	-	-
Beneficial conversion feature of convertible promissory notes	168,000	-	-	-	-	168,000	-	-
Issuance of common stock for conversion of preferred stock	-	(320,343)	(32)	4,429,522	443	(411)	-	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	84,932	-	-	5,662,095	566	84,366	-	-
Net loss	(968,848)	-	-	-	-	-	-	(968,848)
Balance, December 31, 2009	(1,414,865)	79,657	8	63,329,761	6,333	13,701,687	-	(15,122,893)
Stock-based compensation expense	361	-	-	-	-	361	-	-
Issuance of common stock for accrued interest (at $0.015 per share)	55,876	-	-	3,725,148	372	55,504	-	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	348,492	-	-	23,232,831	2,324	346,168	-	-
Net loss	(414,229)	-	-	-	-	-	-	(414,229)
Balance, September 30, 2010	$(1,424,365)	79,657	$8	90,287,740	$9,029	$14,103,720	$-	$(15,537,122)

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

			Period
			October 8, 2003
	For the Nine Months Ended		(Date of Formation)
	September 30,		Through
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(414,229)	$(965,117)	$(15,057,122)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	77,211	105,418	5,052,707
Gain on sale of property and equipment	-	3,755	2,058
Impairment of assets	-	-	1,042,876
Accretion for beneficial conversion feature and discount on notes	204,925	248,465	1,073,339
Stock-based compensation	361	215,433	2,201,697
Other non-cash compensation	-	-	269,094
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	2,172	1,861	(2,118)
Decrease (increase) in prepaid expenses and other assets	310,693	(20,399)	(400,772)
(Decrease) increase in accounts payable	(40,172)	(65,576)	191,386
(Decrease) increase in accrued expenses and other liabilities	(124,463)	130,801	497,611
Increase (decrease) in unearned revenue	697	(3,253)	2,346
Net cash provided by (used in) operating activities	17,195	(348,612)	(5,126,898)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(262,290)
Sale of property and equipment	-	-	50,889
Acquisitions	-	-	(13,000)
Net cash (used in) investing activities	-	-	(224,401)
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	-	180,000	1,930,000
Proceeds from issuance of preferred stock, net	-	-	1,860,000
Proceeds from exercise of common stock warrants and issuance of common stock	-	-	2,231,533
Payments for redemption of notes	-	-	(250,000)
Payments for redemption of common stock	-	-	(400,000)
Net cash provided by financing activities	-	180,000	5,371,533
Net change in cash and cash equivalents	17,195	(168,612)	20,234
Cash and cash equivalents - beginning of period	3,039	178,787	-
Cash and cash equivalents - end of period	$20,234	$10,175	$20,234

Supplementary information:
Cash paid during the periods for:
Interest	$-	$-	$9,328
Income taxes	$-	$-	$-
Acquisitions	$-	$-	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	-	-	5,533,067
Common stock issued to effect acquisition	$-	$-	$5,517,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$-	$73,958	$259,932
Issuance of common stock for accrued interest	$55,876	$79,500	$179,133
Stock-based compensation: Common stock	$-	$113,889	$1,275,751
Stock-based compensation: Common stock options	361	86,507	601,416
Stock-based compensation: Common stock warrants	-	15,037	324,530
Other non-cash compensation: Issue of warrants, net	-	-	19,094
Other non-cash compensation: Issuance of common stock for waiver and release	-	-	250,000

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE PERIOD
OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH SEPTEMBER 30, 2010

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2010, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by BigString Corporation (“BigString” or the “Company”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2009 was derived from audited financial statements.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three and nine months ended September 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. GOING CONCERN

For the nine months ended September 30, 2010, BigString’s unaudited consolidated financial statements reflect a net loss of $414,229, net cash provided by operations of $17,195, a working capital deficit of $1,467,364, a stockholders’ deficit accumulated during the development stage of $15,537,122 and a cumulative net loss of $15,057,122. These matters raise doubt about the ability of BigString to continue as a going concern.  BigString’s unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

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

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of September 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
September 30, 2010	$20,234	$20,234	$-	$-
December 31, 2009	$3,039	$3,039	$-	$-

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of September 30, 2010.

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

As of December 31, 2008, each of the intangible assets had been fully amortized and/or impaired.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2010	December 31, 2009
Computer equipment and internal software	$159,313	$159,313
Furniture and fixtures	5,721	5,721
	165,034	165,034
Less accumulated depreciation	146,026	125,641
	$19,008	$39,393

Depreciation expense for the three months ended September 30, 2010 and 2009 was $5,711 and $7,805, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2010, was $20,385, $23,798 and $190,333, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Other intangibles consisted of a patent application and trademark, logos, source codes and websites.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including an independent formal appraisal.  Other intangibles were being amortized over five years.

Other intangible assets consist of the following:

	September 30, 2010	December 31, 2009
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	730,000	730,000
	5,533,067	5,533,067
Impairment	(1,042,876)	(1,042,876)
	4,490,191	4,490,191
Accumulated amortization	4,490,191	4,490,191
	$-	$-

Amortization expense for the three months ended September 30, 2010 and 2009 was $0 and $0. Amortization expense for the nine months ended September 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2010, was $0, $0 and $4,490,191, respectively.

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

NOTE 8. INVESTMENTS

Equity Investment:

At March 31, 2009, BigString owned 100% of the common shares outstanding of PeopleString and the financial results of PeopleString were included in BigString’s consolidated financial statements at March 31, 2009. BigString owned 29% of PeopleString’s outstanding common stock at September 30, 2010.

For the three months ended September 30, 2010 and 2009, BigString recorded a loss of $0 and $10,489, respectively, on the deconsolidation and equity investment method of its prior subsidiary, PeopleString. For the nine months ended September 30, 2010 and 2009, BigString recorded a loss of $0 and $500, respectively. For the period October 8, 2003 (Date of Formation) through September 30, 2010, BigString recorded a loss of $500. The loss is limited to BigString’s investment in PeopleString as BigString has no obligation to fund additional investments, and at September 30, 2010, the value of equity investments was $0.

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

Interest income was $11 and $8 for the three months ended September 30, 2010 and 2009, respectively. Interest income was $39, $67 and $72,696 for the nine months ended September 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2010, respectively.

Interest expense consists of interest on convertible debt payable on each anniversary date of the promissory notes and is included in accrued interest. Interest expense was $28,130 and $22,253 for the three months ended September 30, 2010 and 2009, respectively. Interest expense was $71,894, $62,903 and $269,203 for the nine months ended September 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2010, respectively.

The components of other, net consist of gain on investments, other income, and expenses related to the convertible debenture financing, preferred stock financing, warrant and common stock financings and are as follows:

					Period
					October 8, 2003
	For the Three Months Ended		For the Nine Months Ended		(Date of Formation)Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Gain on sale of investments	$-	$(10,489)	$-	$(10,000)	$30,000
Other income	-	-	-	-	86,720
Amortization of debt issue costs	(11,662)	(32,528)	(56,826)	(81,620)	(372,183)
Amortization of promissory note discount	(10,428)	(13,639)	(36,475)	(31,873)	(122,898)
Amortization of beneficial conversion feature	(34,123)	(91,680)	(168,450)	(216,592)	(950,441)
Other financing expenses	-	-	-	-	(509,394)
	$(56,213)	$(148,336)	$(261,751)	$(340,085)	$(1,838,196)

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

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other financing expenses include $250,000 of stock-based other non-cash compensation for the fair market value of common stock issued for a waiver and release related to the debt financing in 2007.

NOTE 10. INCOME TAXES

BigString applies the provisions of the ASC 740, “Income Taxes.”  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of September 30, 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString may continue to incur losses.

Components of deferred income tax assets are as follows:

September 30, 2010
Tax Effect
Deferred tax assets - current
Benefit due to loss carryforward	$5,269,993
Valuation allowance	(5,269,993)
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

BigString has participated in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the year ended December 31, 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2010, BigString recorded a net state tax benefit of $310,108 and $997,099, respectively, as a result of its sale of New Jersey state net operating losses and New Jersey state research and development credits. Since New Jersey law provides that net operating losses can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey net operating losses in future years.

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

For the nine months ended September 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2010, $348,492, $73,958 and $608,424, respectively, of the convertible notes were converted resulting in 23,232,831, 4,930,552 and 29,867,148 shares, respectively, of BigString’s common stock being issued to the holders of the convertible notes. Information regarding the convertible notes outstanding at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Convertible note, May 1, 2007, maturing May 1, 2010	$327,500	$558,250
Beneficial conversion feature	-	(51,692)
Note Discount	-	(2,425)
	327,500	504,133

Convertible note, February 29, 2008, maturing February 28, 2011	$594,076	$681,819
Beneficial conversion feature	(22,003)	(70,705)
Note Discount	(8,979)	(28,855)
	563,094	582,259

Convertible note, June 23, 2009, maturing June 23, 2011	$150,000	$180,000
Beneficial conversion feature	(50,944)	(119,000)
Note Discount	(10,611)	(24,786)
	88,445	36,214
	$979,039	$1,122,606

For the nine months ended September 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2010, BigString issued 3,725,148, 993,750 and 5,010,611 shares, respectively, of BigString’s common stock in lieu of $55,876, $79,500 and $179,133, respectively, of accrued interest. Future accrued interest payments, which may include shares of BigString’s common stock in lieu of accrued interest, on the May 1, 2007, February 29, 2008 and June 23, 2009 convertible notes are currently estimated as follows:

Accrued
Years Ending	Interest
December 31,	Payments
2010	$54,837
2011	51,709
$106,546

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2010, the Convertible Notes issued by BigString on May 1, 2007 to each of Alpha Capital Anstalt, Iroquois Master Fund and Whalehaven Capital Fund Limited matured.  As of September 30, 2010, BigString had not repaid such Convertible Notes and was in default thereunder.  On November 5, 2010, the Company received a notice of default from Iroquois Capital Management, LLC demanding immediate repayment of the entire balance of the convertible note in cash plus all accrued and unpaid interest and penalties.

As of November 12, 2010, the aggregate outstanding balance under the Convertible Notes, including principal, interest and default interest, totaled $364,238.  These outstanding notes are subject to a default rate of interest of 15% per annum.

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

On July 8, 2010, BigString issued 3,000,000 shares of its common stock for the conversion of convertible promissory notes totaling $45,000. The conversion price was $0.015 per share.

On September 22, 2010, BigString issued 2,216,667 shares of its common stock for the conversion of convertible promissory notes totaling $33,250. The conversion price was $0.015 per share.

On September 29, 2010, BigString issued 3,849,498 shares of its common stock for the conversion of convertible promissory notes totaling $57,742. The conversion price was $0.015 per share.

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

On September 23, 2005, BigString granted warrants to a consultant, as payment for advisory services. One warrant provides for the purchase of 1,246,707 shares of BigString’s common stock with a per share exercise price of $0.16, and the second warrant provides for the purchase of 1,196,838 shares of BigString’s common stock with a per share exercise price of $0.20. A portion of each warrant, representing 50,000 shares of common stock, was assigned to a third party. The assigned portions of the warrants were exercised in 2006, which resulted in 100,000 shares of BigString’s common stock being issued to the holder thereof. As a result of these exercises, BigString received $18,000 in gross proceeds. The remainder of each of these warrants expired on September 23, 2010. In connection with the grant of these warrants, BigString recorded an expense of $171,800 which is included in BigString’s consolidated statements of operations for the year ended December 31, 2005. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The number of warrants outstanding as of January 1, 2010 and changes to such number during the nine months ended September 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2010	16,393,545	$0.14	3.7	$58,500
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	(2,343,545)	$0.18
Warrants outstanding at September 30, 2010	14,050,000	$0.13	3.4	$175,500
Warrants exercisable at September 30, 2010	14,050,000	$0.13	3.4	$175,500

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the nine months ended September 30, 2010 and 2009 were 0 and 11,700,000, respectively.  For the period October 8, 2003 (Date of Formation) through September 30, 2010, warrants to purchase a total of 28,764,657 shares of BigString’s common stock were granted.

Warrants exercised during the nine months ended September 30, 2010 and 2009 were 0 and 0, respectively.  Cash received during the nine months ended September 30, 2010 and 2009 from the exercise of warrants was $0 and $0, respectively.  For the period October 8, 2003 (Date of Formation) through September 30, 2010, a total of 1,923,334 shares of BigString’s common stock were purchased upon the exercise of warrants.

During the nine months ended September 30, 2010 and 2009, 2,343,545 and 5,700,000 warrants were forfeited and cancelled, respectively. During the period October 8, 2003 (Date of Formation) through September 30, 2010, warrants to purchase a total of 2,393,545 shares of BigString’s common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. In addition, for the period October 8, 2003 (Date of Formation) through September 30, 2010, warrants to purchase a total of 10,397,778 shares of common stock were cancelled with an aggregate intrinsic value of $0 at the date of cancellation.

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

For the nine months ended September 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through September 30, 2010, BigString recorded stock-based option compensation expense of $361, $86,507 and $601,416, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2010 and changes to such number during the nine months ended September 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2010	9,150,100	$0.33	4.7	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(2,200,000)	$0.26
Options outstanding at September 30, 2010	6,950,100	$0.36	3.7	$-
Options exercisable at September 30, 2010	6,950,100	$0.36	3.7	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the nine months ended September 30, 2010 and 2009 were 0 and 0, respectively.  For the period October 8, 2003 (Date of Formation) through September 30, 2010, options to purchase a total of 12,650,100 shares of BigString’s common stock were granted.

No options were exercised, and no cash received from option exercises and purchases of shares for the nine months ended September 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through September 30, 2010. The total tax benefit attributable to options exercised in the period October 8, 2003 (Date of Formation) through September 30, 2010 was $0.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through September 30, 2010, options to purchase a total of 2,200,000, 800,000, and 5,700,000 shares of BigString’s common stock, respectively, were forfeited or expired with an aggregate intrinsic value of $0 at the date of expiration.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Risk-free interest rate	-%	-%	-%	-%
Expected volatility	-%	-%	-%	-%
Expected life (in years)	-	-	-	-
Dividend yield	-	-	-	-

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of the grant. BigString estimates the volatility of its common stock at the date of the grant based on historical volatility, expected volatility and publicly traded peer companies. The expected life of stock options granted under the Equity Incentive Plan is based on the judgment of management, historical experience and publicly traded peer companies. BigString has no history or expectations of paying cash dividends on its common stock.

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

At January 1, 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses. At April 1, 2010, the shared services included miscellaneous general and administrative expenses. For the three months ended September 30, 2010 and 2009, BigString recorded expense of $10,455 and expense reductions of $93,063 for shared expense, respectively. For the nine months ended September 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2010, BigString recorded expense reductions for shared expense of $15,898, $99,171 and $148,238, respectively. For the three months ended September 30, 2010 and 2009, BigString recorded revenues from licensing of $10,500 and $15,000, respectively. For the nine months ended September 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2010, BigString recorded revenues from licensing of $31,500, $18,000 and $64,500, respectively.

On August 25, 2008, BigString entered into a financing arrangement with Dwight Lane Capital, LLC, a limited liability company in which Todd M. Ross, a former director of BigString, has an interest, and Marc W. Dutton, a former director of BigString, as discussed in Note 11.

On December 29, 2008, BigString signed an agreement with Digital BobKat, LLC, a limited liability company of which Robert S. DeMeulemeester, an officer and director of BigString, and his wife own 100% of the equity interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the three months ended September 30, 2010 and 2009 were $0 and $6,000, respectively. Expenses for the nine months ended September 30, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through September 30, 2010 were $0, $30,000 and $120,436, respectively.

On June 1, 2009, BigString entered into a verbal agreement with Craig Myman, the brother of Darin M. Myman, President and Chief Executive Officer and a director of BigString, to provide business consulting services. Expenses under this agreement for the nine months ended September 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through September 30, 2010 were $0, $2,300 and $2,300, respectively.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which require BigString to pay certain executory costs (such as insurance and maintenance). Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2010	$7,285
2011	29,140
2012	4,857
$41,282

Rental expense was $15,682, $18,800 and $236,491 for the nine months ended September 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through September 30, 2010, respectively.

Computer co-location, power and Internet access expense was $12,164, $24,035 and $221,791 for the nine months ended September 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through September 30, 2010, respectively.

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services.  In consideration for services performed, BigString agreed to issue to Howard Greene, the principal of Greene Inc. Communications, 140,000 shares of common stock in April, 2005 and 192,000 shares of common stock in February, 2007.  Total public relation expenses, including the services of Greene Inc. Communications, were $0, $16,911 and $304,113 for the nine months ended September 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through September 30, 2010, respectively.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc.  In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (1) 1,250,000 shares of common stock, (2) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (3) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00.  BigString incurred corresponding consulting expenses of $0, $128,926 and $1,160,300 for the nine months ended September 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through September 30, 2010, respectively.

On November 17, 2008, BigString signed an agreement with Bruce Van Heel to provide sales consulting services. Expenses for the nine months ended September 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through September 30, 2010 were $0, $11,463 and $12,163, respectively.

On July 1, 2009, BigString entered into a verbal agreement with Robb Knie to provide business consulting services. Expenses for the nine months ended September 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through September 30, 2010 were $0, $21,000 and $21,000, respectively.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising and/or service revenues, to its marketing affiliates.  As of the nine months ended September 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through September 30, 2010, these commitments were not material.

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

As of September 30, 2010, BigString did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  BigString is not exposed to financing, liquidity, market or credit risks that could arise under such relationships.

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about BigString Corporation’s (“BigString” or the “Company”) financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009.  This information should be read in conjunction with BigString’s unaudited consolidated financial statements for the three and nine months ended September 30, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through September 30, 2010, including the related notes thereto, which are included on pages 1 through 21 of this report. These unaudited financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Recent Accounting Pronouncements.  BigString’s significant accounting policies are summarized in Note 1 of BigString’s annual report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three and nine months ended September 30, 2010 and BigString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Results of Operations

For the Three and Nine Months Ended September 30, 2010 and 2009

Net Loss.  For the three months ended September 30, 2010, net loss was $103,678, as compared to a net loss of $160,381 for the three months ended September 30, 2009. The $56,703 decrease in net loss was primarily attributable to a $86,249 decrease in other expense related to financing costs.

Index

For the nine months ended September 30, 2010, net loss was $414,229, as compared to a net loss of $965,117 for the nine months ended September 30, 2009. The $550,888 decrease in net loss was primarily attributable to a $488,581 decrease in operating expenses primarily related to research and development and general and administrative.

Revenues.  For the three months ended September 30, 2010, revenues were $16,741, a $7,820 decrease from revenues of $24,561 earned in the three months ended September 30, 2009.  Of the revenues generated for the three months ended September 30, 2010, $13,188 was generated from product and service fees and $3,553 was generated from advertisers, as compared to $19,447 from product and service fees and $5,114 from advertisers for the three months ended September 30, 2009.

For the nine months ended September 30, 2010, revenues were $49,555, a $3,154 increase from revenues of $46,401 earned in the nine months ended September 30, 2009. Of the revenues generated for the nine months ended September 30, 2010, $39,594 was generated from product and service fees and $9,961 was generated from advertisers, as compared to $32,330 from product and service fees and $14,071 from advertisers for the nine months ended September 30, 2009.

At September 30, 2010, unearned revenue from product and service fees increased 42% to $2,346 from $1,649 at December 31, 2009.

Operating Expenses.  For the three months ended September 30, 2010, operating expenses were $36,087, a $21,726 increase from operating expenses of $14,361 incurred in the three months ended September 30, 2009.

•
Cost of revenues: Cost of revenues for the three months ended September 30, 2010 were $9,747, as compared to $7,656 for the same prior year period.  The $2,091increase in cost was primarily attributable to increased hosting costs.

•	Research and development: Research and development expenses for the three months ended September 30, 2010 were $0, as compared to $60 for the same prior year period.

•
Sales and marketing: Sales and marketing expenses for the three months ended September 30, 2010 were $0, as compared to $2,765 for the same prior year period.  The decrease in expenses was primarily attributable to decreased public relations expenses and marketing expenses.

•
General and administrative: General and administrative expenses for the three months ended September 30, 2010 were $26,340, as compared to $3,880 for the same prior year period.  The $22,460 increase in expenses was primarily attributable to the timing of credits received in the prior year period.

For the nine months ended September 30, 2010, operating expenses were $130,178, a $488,581 decrease from operating expenses of $618,759 incurred in the nine months ended September 30, 2009.

•
Cost of revenues: Cost of revenues for the nine months ended September 30, 2010 were $34,471, as compared to $52,225 for the same prior year period.  The $17,754 decrease in cost was primarily attributable to a reduction in staffing and associated overhead costs.

•
Research and development: Research and development expenses for the nine months ended September 30, 2010 were $0, as compared to $221,241 for the same prior year period.  The decrease in expenses was primarily attributable to a reduction in development staffing and associated overhead costs.

•
Sales and marketing: Sales and marketing expenses for the nine months ended September 30, 2010 were $0, as compared to $29,035 for the same prior year period.  The decrease in expenses was primarily attributable to decreased public relations and sales consultant expenses.

•
General and administrative: General and administrative expenses for the nine months ended September 30, 2010 were $95,707, as compared to $316,258 for the same prior year period.  The $220,551 decrease in expenses was primarily attributable to decreased professional, compensation and associated overhead expenses.

Other income (expense).  For the three months ended September 30, 2010, other expenses were $84,332, a $86,249 decrease from other expenses of $170,581 in the three months ended September 30, 2009.

•
Interest income: Interest income for the three months ended September 30, 2010 was $11, as compared to $8 for the same prior year period. The $3 increase was primarily attributable to higher cash balances.

•
Interest expense: Interest expense for the three months ended September 30, 2010 was $28,130, as compared to $22,253 for the same prior year period. The $5,877 increase was primarily attributable to higher rates.

•
Other, net: Other, net expenses for the three months ended September 30, 2010 were $56,213, as compared to $148,336 for the same prior year period. The $92,123 decrease was primarily attributable to decreased amortization and a reduction of the gain on sale of investments in the prior year period.

Index

For the nine months ended September 30, 2010, other expenses were $333,606, a $69,315 decrease from other expenses of $402,921 in the nine months ended September 30, 2009.

•
Interest income: Interest income for the nine months ended September 30, 2010 was $39, as compared to $67 for the same prior year period. The $28 decrease was primarily attributable to lower cash balances.

•
Interest expense: Interest expense for the nine months ended September 30, 2010 was $71,894, as compared to $62,903 for the same prior year period. The $8,991 increase was primarily attributable to higher rates.

•
Other, net: Other, net expenses for the nine months ended September 30, 2010 were $261,751, as compared to $340,085 for the same prior year period. The $78,334 decrease was primarily attributable to decreased amortization.

Income Taxes.  For the three and nine months ended September 30, 2010 and 2009, BigString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

Liquidity and Capital Resources

BigString’s operating and capital requirements have exceeded its cash flow from operations as BigString has been building its business.  Since inception through September 30, 2010, BigString has expended $5,351,299 for operating and investing activities, which has been primarily funded by investments of $5,371,533 from BigString’s stockholders and convertible note and warrant holders.  For the nine months ended September 30, 2010, BigString generated $17,195 from operating and investing activities, a change of $365,807 from the amount expended during the nine months ended September 30, 2009.

BigString’s cash balance as of September 30, 2010 was $20,234, which was an increase of $17,195 from the cash balance of $3,039 as of December 31, 2009.  This increase to the cash balance was primarily attributable to reduced expenses and the receipt of a receivable, partially offset by reductions in accrued expenses and payables.

Management believes BigString’s current cash balance of $19,459 at November 11, 2010 is not sufficient to fund the minimum level of operations for the next twelve months.

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

Index

If the revenue from our operations is not adequate to allow us to pay the principal and interest on the outstanding convertible notes, and the convertible notes are not converted into shares of common stock, we will seek additional equity financing and/or debt financing.  It is also possible that we will seek to borrow money from traditional lending institutions, such as banks.

We have completed significant development of our email and messaging services and in December 2009, received a patent from the United States Patent and Trademark Office for Universal, Recallable, Erasable, Secure and Timed Delivery Email.

We have also made significant adjustments to our cost structure, and are sharing common services with PeopleString, such as rent and hosting. We reduced our operating and investing cash expenditures by $484,831, or 58%, for the year ended December 31, 2009 as compared to the prior year. For the nine months ended September 30, 2010, we generated $17,195 from operating and investing activities.

BigString is the holder of 10,000,000 shares of PeopleString’s common stock.  As of September 17, 2010, PeopleString received a notice of effectiveness from the SEC for PeopleString’s registration statement on Form S-1, which includes for registration 900,000 shares of PeopleString common stock held by BigString.  As of the date of this report, no established market for PeopleString’s common stock exists, and BigString has not sold any of its shares of PeopleString common stock.  In the event that a market for PeopleString’s common stock develops in the future, BigString will consider selling all or a portion of the shares of PeopleString common stock held by BigString.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

On May 1, 2010, the Convertible Notes issued by BigString on May 1, 2007 to each of Alpha Capital Anstalt, Iroquois Master Fund and Whalehaven Capital Fund Limited matured.  As of September 30, 2010, BigString had not repaid such Convertible Notes and was in default thereunder.  On November 5, 2010, the Company received a notice of default from Iroquois Capital Management, LLC demanding immediate repayment of the entire balance of the convertible note in cash plus all accrued and unpaid interest and penalties. As of November 12, 2010, the aggregate outstanding balance under the Convertible Notes, including principal, interest and default interest, totaled $364,238.  These outstanding notes are subject to a default rate of interest of 15% per annum.

Item 4.        (Removed and Reserved.)

Item 5.        Other Information

Effective November 11, 2010, Adam Kotkin resigned as Chief Operating Officer and Secretary of BigString.  Mr. Kotkin will continue to serve as a director of BigString.

Item 6.        Exhibits

See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BigString Corporation
Registrant

Dated: November 15, 2010	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2010	/s/ Robert S. DeMeulemeester
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