Form 10-K
period 2010-12-31
BigString CORP
filed 2011-04-15
CIK 1335282

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2010, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The NASDAQ OTC Bulletin Board on June 30, 2010 was $2,183,703.

At April 14, 2011, there were 137,027,690 shares of the Registrant’s common stock outstanding.

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property and the effects of governmental regulation.

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

Index

BIGSTRING CORPORATION

Index

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

PeopleString Corporation (“PeopleString”), incorporated in the state of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. PeopleString is a separate reporting company under the Exchange Act.  As of April 14, 2011, BigString owned less than 16% of PeopleString’s outstanding common stock.

BigString Interactive is currently BigString’s only operating subsidiary.

Business Strategy
The email industry has migrated from an advertising model to a blended model that includes advertising, subscriptions and hosting. Email service providers offer premium services and products which include, among other features, value-added services such as advanced spam filters, advanced virus protection, additional storage, multiple email addresses and secure email. In addition to our free email service product, which includes the aforementioned features plus our proprietary features, we offer premium email services, products and applications, which are offered in several different packages at various prices and may be purchased by the users of our BigString email service.

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

Certain Internet service providers (“ISPs”), portals, social networks and content providers use email as a tool to compete against each other. This strategy incorporates email as part of their offering because email is one of the most effective web applications in bringing users back to a site, multiple times a day, day after day. We developed email hosting, private label, and co-branded solutions to leverage the ‘stickiness’ of email and the advantage it can offer an Internet property. These solutions offer BigString’s unique email features under the logos and marks of web publishers and content sites, such as search engines, social networks, online dating sites, ISPs and social media portals. Web publishers and content sites can further their image and differentiate their services from competitors, while increasing incremental traffic, page views and ad revenue from their existing members. Agreements may include a revenue share arrangement, and we may also charge development and maintenance fees. Web publishers and content sites provide the marketing, which expands awareness of BigString’s unique services beyond BigString’s marketing and can help us grow more quickly.

Building on the vast popularity of the social networking sites such as Facebook®, Twitter®, MySpace®, Friendster® and LinkedIn®, BigString’s social networking applications allow users to easily send and receive messages, notifications, email and videos that self-destruct on command. These rapidly growing, adjacent markets offer BigString the opportunity to leverage its skills in messaging and streaming audio and video to create complementary messaging applications. Our development efforts are focused to address security and privacy gaps in social networking messaging applications.

In December 2009, we received a patent from the United States Patent and Trademark Office for Universal, Recallable, Erasable, Secure and Timed Delivery Email. The issued patent may help us explore new licensing and revenue opportunities for our patented technology, as well as pursue any possible infringement.

Promotion
We promote our messaging service and products through the Internet, including messaging and email tag lines, organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, and radio, as well as through alliances with marketing affiliates and programs contained on our interactive entertainment portal. We also offer fee based services, such as our self-destructible SMS text application, through online stores as a point of sale license purchase.

Index

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

BigString’s current email service provides, at no cost to its users, advanced spam filters, virus protection and large-storage, web-based email accounts with features similar to those offered by AOL®, Yahoo®, Hotmail®, Google®, Verizon® and Comcast®. In addition to the equivalent features provided by competitors, BigString’s email service offers erasable, recallable and self destroying applications, set time or number of views (including ‘view-once’) and masquerading to protect the sender’s privacy and security. It also allows a sender to view tracking reports that indicate when emails were opened by the recipient, and how many times they were viewed. Senders can add, change and/or delete attachments before or after a recipient opened the email. In addition, it allows senders to direct emails to disintegrate in front of their recipient’s eyes and allows senders to create, save and send self-destructing video email.

Products Offered – BigString currently offers its consumer, business and enterprise customers the following packages:

Email

•
BigString Free Email (No Charge), provides the features of BigString’s email service, includes unlimited GB email storage and permits the user to send unlimited emails per month. It is accessed by the user through the web as web-based email, or webmail, and each user is given one address. Individuals can signup for multiple “disposable” accounts. Wizards help users import previously saved contacts. To personalize their email, users can create an alias, create their own font, add signatures, add pictures to both their profile and their contacts’ profiles, create multiple expire messages, and create custom templates with editable fields and then access the saved templates to save time while composing messages.

•
BigString Premium Email ($29.95 per year), offers all the features of the BigString Free Email account, plus vanity domains (yourname@yourdomain.com), POP3 access using any email client (such as Microsoft Outlook®), 30 minute video email and reduced banner advertising.

Index

•
BigString Business Email ($149.95+ per year), offers all the features of the BigString Premium account, plus 10 email accounts, global filter notification and advanced email management. Small and medium sized businesses can customize the number of additional addresses for an additional fee.

•	BigString Mobile Email (No Charge), provides access to a user’s email account from the iPhone™ and other next-generation wireless devices.

Email Hosting

•
BigString Private Label Email ($5,000.00 development, $500.00 per year + revenue share), offers web publishers and content sites BigString’s hosted email platform as a value-added service for their members, and helps generate incremental traffic, page views and ad revenue from their existing members. The private labeled, or white labeled, solution offers a revenue share of advertising and/or premium fees generated by BigString.

•
BigString Email Hosting (Enterprise level) ($11,500.00+ per year), offers enterprise level firms all the features of BigString Private Label Email, in a licensed package which can be customized to integrate with the firms’ messaging, networking and video applications.

Social Network Messaging

•	BigString Exploding Messages & Pictures (No Charge), offer social networking members integrated self-destructing messaging applications through their current social network.

•	BigString Exploding Video (No Charge), offers social networking members integrated self-destructing video applications through their current social network.

BigString continues to apply its streaming audio and video experience and technologies into its messaging, email and social network applications.

Technical and Customer Support – Technical and customer support for BigString’s messaging service and products is available by customers contacting BigString through email.

Historically, the customers of BigString’s services and products have required very little support. BigString reviews its support capabilities and updates and enhances such capabilities to meet the needs of the users of its products and services. In the future, BigString may outsource the support of its products and services to cost effective call centers or service providers.

Also available on the BigString website is a Frequently Asked Questions section and a comprehensive BigString User Guide. We believe that BigString’s Frequently Asked Questions section and User Guide usually can resolve most of a user’s problems. As we introduce new products or enhancements to existing products, we expect our Frequently Asked Questions section and User Guide to be updated.

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

Index

Market
We currently market to Internet users who seek to utilize the Internet as their source for email and messaging services. Generally, our products and services can be readily accessed through the Internet and thus from virtually anywhere the Internet is accessible. Email users can access BigString’s English language site, http://www.BigString.com, on a global basis, 24 hours a day. As of December 31, 2010, BigString visitors accessed our site from 229 countries/territories, compared to 228, 223, 190 and 60 countries/territories as of December 31, 2009, 2008, 2007 and 2006, respectively.

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

Employees
We currently have six employees, a portion of which also share their time and expenses with PeopleString. At December 31, 2010, we had six employees. We believe that our relationship with our employees is satisfactory. We have not suffered any labor problems since our inception.

Darin M. Myman, Robert S. DeMeulemeester and Adam M. Kotkin are members of the board of directors of BigString. Mr. Myman and Mr. DeMeulemeester are key executives of BigString. Mr. Myman, Mr. DeMeulemeester and Mr. Kotkin are also key executives and directors of PeopleString.

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

Violations of local laws may be alleged or charged by state or foreign governments, and we may unintentionally violate local laws. Local laws may be modified or new laws enacted, in the future. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

Index

Item 1A. Risk Factors

BigString is a smaller reporting company and is therefore not required to provide this information.

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

BigString shares approximately 1,426 square feet of office space at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701 with PeopleString. Our operating lease for these premises is month to month. The current occupancy rate is $2,300 per month. In addition, we lease hosting facilities. While we believe that the offices are adequate to meet our current requirements, we continue to evaluate facility needs and requirements for the future.

Item 3.   Legal Proceedings

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 4.   (Removed and Reserved)

Index

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information
Our common stock commenced quotation on the NASDAQ OTC Bulletin Board under the trading symbol “BSGC” on May 2, 2006. In late 2010, stock quotations for BigString moved from the NASDAQ OTC Bulletin Board to the NASDAQ OTC Pink Sheets. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ OTC Bulletin Board and NASDAQ OTC Pink Sheets. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2010	High	Low
First Quarter	$0.02	$0.01
Second Quarter	$0.05	$0.01
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.04	$0.02

Year Ended December 31, 2009	High	Low
First Quarter	$0.02	$0.01
Second Quarter	$0.03	$0.01
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.04	$0.02

The NASDAQ OTC Bulletin Board and NASDAQ OTC Pink Sheets are generally considered to be less active and efficient markets than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer. As of March 31, 2011, we had over ten market makers for our common stock, including: Archipelago Trading Services, Inc., Automated Trading Services, Inc., Domestic Securities, Inc., E*Trade Capital Markets, LLC, Hudson Securities, Inc., International Trading, LLC, Knight Equity Markets, L.P., Pershing Trading Company, Puma Capital LLC, Rafferty Capital Markets, LLC, The Vertical Group, Inc., UBS Securities, LLC and Vfinance Investments, Inc.

As of March 31, 2011, the approximate number of registered holders of our common stock was 51. As of March 31, 2011, the number of outstanding shares of our common stock was 137,027,690; the number of outstanding shares of our Series A Preferred Stock was 79,657 (currently convertible into 1,101,452 shares of our common stock); and there were 14,050,000 shares of common stock subject to outstanding warrants, and 6,950,100 shares of common stock subject to outstanding stock options.

Dividends
No dividends were declared on BigString’s common stock in the years ended December 31, 2010 and 2009, and it is anticipated that cash dividends will not be declared on BigString’s common stock in the foreseeable future. Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Details of Issuance of Shares of Our Common Stock in Connection With Accrued Interest
On March 5, 2010, BigString issued 2,768,555 shares of its common stock for accrued interest on convertible promissory notes totaling $41,528. BigString issued 1,000,000, 768,879 and 1,000,000 shares of BigString’s common stock to Alpha Capital Anstalt, Excalibur Special Opportunities LP and Whalehaven Capital Fund Limited, respectively. The interest conversion price was $0.015 per share. In connection with the issuance of the common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Index

On May 1, 2010, BigString issued 956,593 shares of its common stock for accrued interest on convertible promissory notes totaling $14,349. BigString issued 848,100 and 108,493 shares of BigString’s common stock to Excalibur Special Opportunities LP and Whalehaven Capital Fund Limited, respectively. The interest conversion price was $0.015 per share. In connection with the issuance of the common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On November 9, 2010, BigString issued 977,167 shares of its common stock for accrued interest on convertible promissory notes totaling $14,658 to Alpha Capital Anstalt. The interest conversion price was $0.015 per share. In connection with the issuance of the common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On December 23, 2010, BigString issued 42,400 shares of its common stock for accrued interest on convertible promissory notes totaling $636 to Whalehaven Capital Fund Limited. The interest conversion price was $0.015 per share. In connection with the issuance of the common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Common Stock in Connection With Conversion of Notes
On April 28, 2010, BigString issued 2,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $30,000 by Excalibur Special Opportunities LP. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 6, 2010, BigString issued 2,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $30,000 by Whalehaven Capital Fund Limited. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 21, 2010, BigString issued 4,833,333 shares of its common stock upon the conversion of convertible promissory notes totaling $72,500. BigString issued 333,333, 2,500,000 and 2,000,000 shares of BigString’s common stock to Alpha Capital Anstalt, Excalibur Special Opportunities LP and Whalehaven Capital Fund Limited, respectively. The interest conversion price was $0.015 per share. In connection with the issuance of the common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 24, 2010, BigString issued 2,333,333 shares of its common stock upon the conversion of convertible promissory notes totaling $35,000 by Alpha Capital Anstalt. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 28, 2010, BigString issued 3,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $45,000 by Whalehaven Capital Fund Limited. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On June 2, 2010, BigString issued 1,333,333 shares of its common stock upon the conversion of convertible promissory notes totaling $20,000 by Alpha Capital Anstalt. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On July 8, 2010, BigString issued 3,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $45,000 by Whalehaven Capital Fund Limited. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On September 22, 2010, BigString issued 2,216,667 shares of its common stock upon the conversion of convertible promissory notes totaling $33,250 by Whalehaven Capital Fund Limited. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On September 29, 2010, BigString issued 3,849,498 shares of its common stock upon the conversion of convertible promissory notes totaling $57,742 by Excalibur Special Opportunities LP. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Index

On November 16, 2010, BigString issued 1,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $15,000 by Alpha Capital Anstalt. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On November 22, 2010, BigString issued 2,500,000 shares of its common stock upon the conversion of convertible promissory notes totaling $37,500 by Whalehaven Capital Fund Limited. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On December 23, 2010, BigString issued 2,500,000 shares of its common stock upon the conversion of convertible promissory notes totaling $37,500 by Whalehaven Capital Fund Limited. The conversion price was $0.015 per share. In connection with the issuance of such shares, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 6.  Selected Financial Data

BigString is a smaller reporting company and is therefore not required to provide this information.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is intended to provide information about BigString’s financial condition and results of operations for the years ended December 31, 2010 and 2009. This information should be read in conjunction with BigString’s audited consolidated financial statements for the years ended December 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through December 31, 2010, including the related notes thereto, which begin on page F-2 of this report.

Background
BigString was incorporated in the state of Delaware on October 8, 2003 under the name “Recall Mail Corporation.” The company’s name was formally changed to BigString Corporation in July 2005. BigString was formed to develop technology that would allow the user of email services to have comprehensive control, security and privacy relating to the email generated by the user.

BigString Interactive, incorporated in the state of New Jersey on January 20, 2006 to develop technology relating to interactive web portals, is a wholly-owned subsidiary of BigString.

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

Overview
BigString is a technology firm with a global client base, focused on providing a superior online communications experience for its users. We serve three main email markets: free and premium fee email accounts for individuals; professional business email solutions; and email hosting, private label, and co-branded solutions for web publishers and content sites, such as search engines, social networks, online dating sites, ISPs and social media portals. A few of the key features of our email services include:

•	Self-destructing video email that can be programmed to self-destruct after a specific number of viewings or a set time;
•	New tracking tools to enable the sender to know when and how many times their email has been opened and if it has been forwarded; and
•	Unlimited email storage.

In addition to our recallable email, we have developed other security focused messaging and social networking products and services.

Index

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon BigString’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires BigString to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, BigString evaluates its estimates, including, but not limited to, those related to such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. BigString bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect its customers’ ability to pay.

Research and Development. BigString accounts for research and development costs in accordance with accounting pronouncements, including ASC 730, “Research and Development,” and ASC 985, “Software.” BigString has determined that technological feasibility for its software products is reached shortly before the products are released. Research and development costs incurred between the establishment of technological feasibility and product release have not been material and have accordingly been expensed when incurred.

Stock-Based Compensation. BigString accounts for stock-based compensation under ASC 718, “Compensation-Stock Compensation.” The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under ASC 718.

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

Recent Accounting Pronouncements. BigString’s significant accounting policies are summarized in Note 1 of BigString’s consolidated financial statements for the years ended December 31, 2010 and 2009. There were no significant changes to these accounting policies during the years ended December 31, 2010 and 2009 and BigString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its consolidated financial statements.

Results of Operations

For the Years Ended December 31, 2010 and 2009
Net Loss. For the year ended December 31, 2010, net loss was $540,601, as compared to a net loss of $968,848 for the year ended December 31, 2009. The $428,247 decrease in net loss was primarily attributable to a decrease in operating expenses of $776,205, partially offset by a reduction in income tax benefit of $310,108.

Revenues. For the year ended December 31, 2010, revenues were $69,201, a $13,499 decrease from revenues of $82,700 generated during the year ended December 31, 2009. Of the revenues generated for the year ended December 31, 2010, $52,907 was generated from product and service fees and $16,294 was generated from advertisers, as compared to $54,733 from product and service fees and $27,967 from advertisers for the year ended December 31, 2009.

The 16% decrease in net revenues for the year ended December 31, 2010 over the same prior year period was primarily due to decreased advertising revenues of $11,673. As of December 31, 2010, unearned revenue from product fees decreased to $1,303 from $1,649 at December 31, 2009.

Operating Expenses. For the year ended December 31, 2010, operating expenses were $182,060, a $776,205 decrease from operating expenses of $958,265 incurred in the year ended December 31, 2009.

•
Cost of revenues: Cost of revenues for the year ended December 31, 2010 was $46,622, as compared to $62,163 for the prior year. The $15,541 decrease in cost of revenues was primarily attributable to reduced hosting expenses.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the year ended December 31, 2010 were $135,438, as compared to $896,102 for the prior year. The $760,664 decrease in expenses was primarily attributable to reduced marketing, professional, staffing and associated overhead expenses.

Other income (expense). For the year ended December 31, 2010, other expenses were $427,742, a $24,351 increase over other expenses of $403,391 incurred in the year ended December 31, 2009.

•	Interest income: Interest income for the year ended December 31, 2010 was $45, as compared to $68 for the prior year. The $23 decrease in income was primarily due to a decrease in cash balances.

•
Interest expense: Interest expense for the year ended December 31, 2010 was $92,680, as compared to $84,224 for the prior year. The $8,456 increase in expense was primarily due to higher interest rates.

•
Other, net: Other, net expense for the year ended December 31, 2010 was $335,107, as compared to $319,235 for the prior year. The $15,872 net increase in expense was primarily due to no gains for the year ended December 31, 2010, as compared to $126,882 in gains for the prior year, partially offset by reduced amortization expenses of $111,010.

Income Taxes. For the year ended December 31, 2010, we had no net income tax benefits, as compared to net income tax benefits of $310,108 for the year ended December 31, 2009.

•
For the year ended December 31, 2009, BigString participated in the state of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. BigString did not meet the revised criteria for participation in the Program for the year ended December 31, 2010. For the year ended December 31, 2009, BigString accrued a net state tax benefit of $310,108 as a result of its sale of $3,849,878 of New Jersey state net operating losses. Gross sales proceeds were $346,489. BigString may be able to transfer its unused New Jersey net operating losses and research and development credits in future years.

Index

•
Valuation allowances for the years ending December 31, 2010 and 2009, have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString continues to incur losses. At December 31, 2010, BigString has available net operating loss carry forwards of approximately $13.3 million for federal income tax reporting purposes and $1.9 million for state income tax reporting purposes which expire in various years through 2030. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, BigString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

Liquidity and Capital Resources
Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception through December 31, 2010, we have expended $5,356,308 for operating and investing activities, which has been primarily funded by investments of $5,371,533 from our stockholders and convertible note holders. For the year ended December 31, 2010, we generated $12,186 from our operating and investing activities, an increase of $367,934 from the $355,748 expended during the year ended December 31, 2009.

Our cash balance as of December 31, 2010 was $15,225, which was an increase of $12,186 from our cash balance of $3,039 as of December 31, 2009. This increase to our cash balance was primarily associated with the receipt of a receivable offsetting cash expenses.

As described herein, BigString participated in the state of New Jersey’s Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards and research and development credits to other New Jersey corporation business taxpayers. On January 11, 2010, BigString received net proceeds of $310,108. BigString may also be able to transfer its unused New Jersey net operating losses and research and development credits in future years and plans to evaluate the Program for future participation.

In March 2011, BigString sold 1,850,000 shares of PeopleString common stock through private transactions to accredited investors. The common stock was sold at $0.40 per share and BigString received aggregate gross proceeds of $740,000. As of March 31, 2011, BigString owned 6,125,600 shares of PeopleString common stock, approximately 17.7% of the issued and outstanding shares. In April 2011, BigString sold 650,000 shares of PeopleString common stock through private transactions to accredited investors. The common stock was sold at $0.40 per share and BigString received aggregate gross proceeds of $260,000. As of April 12, 2011, BigString owned 5,475,600 shares of PeopleString common stock, approximately 15.8% of the issued and outstanding shares.

Management believes its current cash balance of approximately $1,009,000 at April 12, 2011 is sufficient to fund the minimum level of operations for the next nine months.

Our consolidated financial statements beginning on page F-2 have been prepared assuming we will continue as a going concern. As more fully explained in Note 2 to our consolidated financial statements, we have a working capital deficit and have incurred losses since operations commenced. Our continued existence is dependent upon our ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as we continue to incur losses. However, there can be no assurance that such funds will be available to us or, if available, on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts and could cause us to seek bankruptcy protection. Any additional equity financing may involve substantial dilution to our then-existing stockholders. These uncertainties raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should we be unable to continue as a going concern.

In addition, if the revenue from our operations are not adequate to allow us to pay the principal and interest on the outstanding convertible notes, and the convertible notes are not converted into shares of common stock, we will seek additional equity financing and/or debt financing. It is also possible that we will seek to borrow money from traditional lending institutions, such as banks.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of BigString’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Item 9B. Other Information

None.

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors
Number of Directors. Our board of directors currently consists of three individuals. Our Amended and Restated Bylaws provide that the board of directors may consist of a minimum of three directors and a maximum of twelve, as determined by the board of directors from time to time.

Director Qualifications. While the selection of directors is a complex and subjective process that requires considerations of many intangible factors, the Company believes that candidates should generally meet the following criteria:

•	Broad training, experience and a successful track record at senior policy-making levels in business, government, education, technology, accounting, law, consulting and/or administration;
•	The highest personal and professional ethics, integrity and values;
•	Commitment to representing the long-term interests of the Company and all of its shareholders;
•	An inquisitive and objective perspective, strength of character and the mature judgment essential to effective decision-making;
•	Expertise that is useful to the Company and complementary to the background and experience of other Board members; and
•	Sufficient time to devote to Board and committee activities and to enhance their knowledge of our business, operations and industry.

The Board believes that all of our directors meet these criteria. In addition, as outlined below, each director brings a strong and unique background and set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including the messaging industry, related Internet industries, finance and accounting, operations, corporate governance, board service and executive management. We believe that the Board as a whole and each of our directors possess the necessary qualifications and skills to effectively advise management on strategy, monitor our performance and serve our best interests and the best interests of our stockholders.

Audit Committees. The Audit Committee of the Board is responsible for developing and monitoring the audit of BigString. The Audit Committee selects the outside auditor and meets with the Board to discuss the results of the annual audit and any related matters. The Audit Committee also receives and reviews the reports and findings and any other information presented to members of the Audit Committee by the officers of BigString regarding financial reporting policies and practices.

Compensation for Board of Directors: Currently members of the Board of Directors do not receive compensation for their services as Board members. In the future, the Company may adopt a policy which will compensate existing and/or new Board members. Board members may receive additional compensation for participating on Board committees. The amount of any compensation paid to Board members and/or committee members will be set and approved by the Board based on the Board’s review of compensation paid by companies which are similarly situated to BigString.

Each director serves for a term set to expire at the next annual meeting of stockholders of BigString. The name, age, principal occupation or employment and biographical information of each member of the Board of Directors of BigString who served as of December 31, 2010 are set forth below:

Name and Address	Age	Principal Occupation or Employment
Darin M. Myman	46	President and Chief Executive Officer of BigString
Robert S. DeMeulemeester	44	Executive Vice President, Chief Financial Officer, Secretary and Treasurer of BigString
Adam M. Kotkin	31	Chief Operating Officer of PeopleString Corporation

There are no family relationships among BigString’s directors and executive officers. None of the directors of BigString has served as a director of any company registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended, during the last five years, except that Mr. Myman, Mr. DeMeulemeester and Mr. Kotkin are directors of PeopleString; and Mr. Kotkin is a director of Apps Genius Corporation.

Index

Biographical Information
Darin M. Myman (Age 46) is a co-founder of BigString and has served as the President and Chief Executive Officer of BigString since its inception on October 8, 2003. He also has served as a member of BigString’s Board of Directors since BigString’s inception. Mr. Myman developed extensive Internet skills through a variety of positions. He has executive management and founder experience having served as a co-founder and CEO of PeopleString, a publicly traded company, since January 2009. He also has corporate governance and board experience having served as a member of PeopleString’s Board of Directors since PeopleString’s inception. Prior to BigString, Mr. Myman was a co-founder and Chief Executive Officer of LiveInsurance.com, the first online insurance broker that pioneered the electronic storefront for large national insurance agencies. Prior to co-founding LiveInsurance.com, he served as a Vice President of the online brokerage services unit of Westminster Securities Corporation. Mr. Myman’s aforementioned experience and skills make him a valued advisor and highly qualified to serve as our President and Chief Executive Officer and as a Director.

Robert S. DeMeulemeester (Age 44) has served as Executive Vice President, Chief Financial Officer and Treasurer of BigString since September 2006. He also has served as a member of BigString’s Board of Directors since May 30, 2007, and was appointed as Secretary of BigString on March 14, 2011. Mr. DeMeulemeester developed extensive financial skills through a variety of positions. He also has Internet and executive management experience having served as a co-founder and Executive Vice President, Chief Financial Officer and Treasurer of PeopleString, a publicly traded company, since January 2009. He also has corporate governance and board experience having served as a member of PeopleString’s Board of Directors since its inception. Prior to joining BigString, from 1998 to 2006, Mr. DeMeulemeester served as managing director and treasurer of the Securities Industry Automation Corporation ("SIAC"), a New York based provider of automated information and communication systems that supports NYSE Euronext, the American Stock Exchange and related affiliates. He also served as managing director, CFO and controller of Sector, Inc. From 1993 to 1997, he gained marketing, business development and finance experience having served as an executive at Honeywell International Inc. (formerly AlliedSignal, Inc.) and from 1989 to 1991 as a management consultant at Accenture (formerly Andersen Consulting). Mr. DeMeulemeester earned his MBA at Columbia Business School, Columbia University and his Bachelor of Science, in Industrial Engineering at Lehigh University. Mr. DeMeulemeester’s aforementioned experience and skills make him a valued advisor and highly qualified to serve as our Executive Vice President, Chief Financial Officer, Secretary and Treasurer and as a Director.

Adam M. Kotkin (Age 31) has served as a member of BigString’s Board of Directors since June 29, 2005. He also served as the Chief Operating Officer of BigString since its inception on October 8, 2003 through November 12, 2010 and as Secretary of BigString from August 17, 2005 through November 12, 2010.  Mr. Kotkin has executive management experience having served as the Chief Operating Officer of PeopleString, a publicly traded company, since January 2009 and as the Chief Executive Officer of Apps Genius Corporation since its inception on December 17, 2009. He also has corporate governance and board experience having served as a member of PeopleString’s Board of Directors since PeopleString’s inception and as the sole member of Apps Genius’ Board of Directors since Apps Genius’ inception. Prior to joining BigString, he gained operating and Internet experience having served as a business manager for InsuranceGenie.com. Prior thereto, Mr. Kotkin developed sales skills having served as business developer and sales manager at LiveInsurance.com from March 1999 until December 2000. Mr. Kotkin graduated with distinction from New York University with a BA in Economics. Mr. Kotkin’s aforementioned experience and skills make him a valued advisor and highly qualified to serve as a Director.

Executive Officers
The name, age, current position and biographical information of each executive officer of BigString are set forth below:

Name	Age	Position
Darin M. Myman	46	President and Chief Executive Officer
Robert S. DeMeulemeester	44	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

For the biographical information for the above listed executive officers, see “Directors.” Adam M. Kotkin resigned as Chief Operating Officer and Secretary of BigString on November 12, 2010.

Index

Section 16 Compliance
Section 16(a) of the Exchange Act requires BigString’s executive officers and directors, and persons who own more than ten percent of a registered class of BigString’s equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and greater than ten percent stockholders are required by SEC regulation, to furnish BigString with copies of all Forms 3, 4 and 5 they file.

Based solely upon a review of Forms 3 and 4 (and amendments thereto) furnished to BigString during the year ended December 31, 2010 and Forms 5 (and amendments thereto) furnished to BigString with respect to the year ended December 31, 2010, BigString believes that all filings required to be made by its executive officers and directors pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed.

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

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to BigString for the years ended December 31, 2010 and 2009. The Named Executive Officers are Darin M. Myman, President and Chief Executive Officer, and Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (the “Named Executive Officers”).

2010 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Darin M. Myman,	2010	$70,100	$	---	$	---	$	---	$	---	$	---		$15,719(2)	$85,819
President and Chief Executive Officer	2009	$57,056	$	---	$	---		$13,927	$	---	$	---		$9,733(2)	$80,716

Robert S.	2010	$100	$	---	$	---	$	---	$	---	$	---	$	---	$100
DeMeulemeester, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (3)	2009	$13,050	$	---	$	---		$14,201	$	---	$	---	$	---	$27,251
____________
(1)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2010 and 2009 in accordance with ASC 718, of stock option awards pursuant to the Equity Incentive Plan (as defined below). The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Assumptions used in the calculation of these amounts are included in the footnotes to BigString’s audited financial statements furnished herewith.

(2)	Represents amounts reimbursed for automobile expenses.
(3)	Please see “Certain Relationships and Related Transactions and Director Independence – Related Party Transactions” below for information on additional amounts paid to Mr. DeMeulemeester.

Index

Chief Financial Officer - Employment Agreement
Mr. DeMeulemeester and BigString entered into a letter agreement, effective September 18, 2006 (the “Letter Agreement”), pursuant to which BigString has employed Mr. DeMeulemeester as Executive Vice President, Chief Financial Officer and Treasurer of BigString, on an “at will” basis, whereby either BigString or Mr. DeMeulemeester can terminate his employment at any time for any reason or no reason. Pursuant to the terms of the Letter Agreement, BigString will pay Mr. DeMeulemeester an annual base salary of $130,000, which base salary will increase to $200,000 in the event BigString participates in one or more offerings of its securities and BigString receives, in the aggregate, more than $2,000,000 in net proceeds from such offering(s). At such time, Mr. DeMeulemeester will receive a lump sum payment, subject to any withholding required by law, equal to the difference between (a) the total amount of base salary paid to him up until the date of the increase to his base salary and (b) the total amount of base salary that would have been paid to him up until the date of the increase to his base salary, if his base salary was $200,000 as of September 18, 2006. To alleviate constraints on BigString’s limited financial resources during the years ended December 31, 2010 and 2009, Mr. DeMeulemeester’s base salary was reduced for such years.

Mr. DeMeulemeester is also entitled to benefits afforded to all full-time employees of BigString, including medical and dental, as applicable. Moreover, Mr. DeMeulemeester may be eligible for certain bonuses in connection with his performance, to be determined and awarded in the sole discretion of BigString’s Board of Directors and Compensation Committee.

In connection with BigString’s employment of Mr. DeMeulemeester, BigString granted him an incentive stock option to purchase 1,800,000 shares of BigString’s common stock, par value $0.0001 per share. See “Outstanding Equity Awards at Fiscal Year-End.” The incentive stock option was granted under the BigString Corporation 2006 Equity Incentive Plan (the “Equity Incentive Plan”) and is currently fully vested. 400,000 shares of common stock subject to the incentive stock option are eligible for purchase at $0.24, the per share price equal to the Fair Market Value (as such term is defined in the Equity Incentive Plan) of one share of common stock on date of grant; 600,000 shares of common stock are eligible for purchase at $0.50 per share; 400,000 shares of common stock are eligible for purchase at $0.90 per share; and 400,000 shares of common stock are eligible for purchase at $1.25 per share.

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

2006 Equity Incentive Plan
Pursuant to the Equity Incentive Plan, which was approved by the stockholders of BigString at its 2006 annual meeting of stockholders, options to purchase up to 15,000,000 shares of common stock may be granted to employees and directors of BigString who are in a position to make significant contributions to the success of BigString. As of December 31, 2010, stock options to purchase 6,075,000 shares of common stock were outstanding under the Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans
The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of outstanding stock options, and the number of securities remaining available for issuance as of December 31, 2010 were as follows:

Index

2010 EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,075,000	(2)	$0.34	8,925,000
Equity compensation plans not approved by security holders	14,925,100	(3)	$0.14	---
Total	21,000,100		$0.20	8,925,000
________________
(1)	BigString currently has no stockholder approved equity compensation plan other than the Equity Incentive Plan described herein.
(2)	Represents options to purchase common stock outstanding at December 31, 2010 issued under the Equity Incentive Plan. See discussion above for additional information.
(3)
Includes warrants to purchase 14,050,000 shares of common stock which were issued and outstanding as of December 31, 2010 and 575,100 shares of common stock subject to an outstanding non-qualified stock option issued to Kieran Vogel in connection with his participation in BigString’s OurPrisoner program and 300,000 shares of common stock issued to a vendor under a partnering arrangement.

Equity Compensation Arrangements Not Approved by Stockholders

Warrant Grants during the Year Ended December 31, 2010
BigString did not issue warrants during the year ended December 31, 2010.

Additional Outstanding Warrants at December 31, 2010
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

On July 11, 2006, BigString issued a non-qualified stock option to purchase 575,100 shares of common stock to Kiernan Vogel in connection with his participation in BigString’s OurPrisoner program. The non-qualified stock option has a term of five years from July 11, 2006 and an exercise price of $0.32 per share.  This non-qualified stock option is set to expire on July 11, 2011.

On December 1, 2006, BigString granted a warrant to each of two consultants as payment for advisory services. 100,000 shares of common stock in the aggregate remain available for purchase under each warrant at a per share purchase price of $0.50. Each of these warrants is set to expire on December 1, 2011.

On May 1, 2007, BigString entered into a subscription agreement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear (collectively, the “2007 Subscribers”), pursuant to which the 2007 Subscribers purchased convertible promissory notes in the aggregate principal amount of $800,000, which promissory notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 1,777,778 shares of BigString’s common stock. Each promissory note has a term of three (3) years and accrues interest at a rate of 6% annually. The holder of a convertible promissory note has the right from and after the issuance thereof until such time as the convertible promissory note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.18 per share (as adjusted). The conversion price and number and kind of shares to be issued upon conversion of the convertible promissory note are subject to adjustment from time to time. Each of the warrants issued to the 2007 Subscribers has a term of five years from May 1, 2007 and was fully vested on the date of issuance. The outstanding warrants are exercisable at $0.30 per share of common stock, as adjusted.

BigString also issued to Gem Funding LLC warrants to purchase an aggregate of 213,333 shares of BigString’s common stock, which are similar to and carry the same rights as the warrants issued to the 2007 Subscribers.

Index

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

On November 17, 2008, BigString issued a non-qualified stock option to purchase 300,000 shares of BigString’s common stock to a BigString vendor under a partnering arrangement. The non-qualified stock option has a term of five years from November 17, 2008 and an exercise price of $0.08 per share.

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

Outstanding Equity Awards at Fiscal Year End
The following table provides information about all equity compensation awards held by the Named Executive Officers at December 31, 2010:

OUTSTANDING EQUITY AWARDS FOR THE YEAR ENDED DECEMBER 31, 2010
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Darin M. Myman, President and Chief Executive Officer	4/11/08	500,000	--	--	$0.21	4/11/13

Robert S. DeMeulemeester,	4/11/08	500,000	--	--	$0.21	4/11/13
Executive Vice President,	11/14/07	500,000	--	--	$0.18	11/14/17
Chief Financial Officer,	9/18/06	400,000	--	--	$0.24	9/18/16
Secretary and Treasurer	9/18/06	600,000	--	--	$0.50	9/18/16
	9/18/06	400,000	--	--	$0.90	9/18/16
	9/18/06	400,000	--	--	$1.25	9/18/16

Index

Risk Management
The Board of Directors does not believe that BigString’s executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on BigString. Executive officers are compensated on a salary basis and have not been awarded any bonuses or other compensation in 2010 and 2009 that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of BigString. The Board has sought to align the interests of the executive officers with the long-term interests of BigString and its stockholders though grants of stock options under the Equity Incentive Plan, thereby giving the executive officers additional motivation to protect the long-term value of BigString.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of the directors of BigString for the year ended December 31, 2010.

2010 DIRECTOR COMPENSATION TABLE

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

BigString did not have non-employee directors as of December 31, 2010.

Index

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder Matters

Principal Stockholders and Security Ownership of Management
The following table sets forth information as of March 31, 2011 with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of BigString’s common stock by (1) each director of BigString, (2) the Named Executive Officers of BigString, (3) each person or group of persons known by BigString to be the beneficial owner of greater than 5% of BigString’s outstanding common stock, and (4) all directors and officers of BigString as a group:

BENEFICIAL OWNERSHIP OF COMMON STOCK

Name of Beneficial Owner:		Percent
Directors, Officers and 5% Stockholders	No. of Shares (1)	of Class
Darin M. Myman (2)(3)(4)(5)	9,500,000	6.91%
Robert S. DeMeulemeester (2)(3)(6)(7)	2,842,300	2.03%
Adam M. Kotkin (2)(3)(8)(9)	2,872,500	2.06%
Alpha Capital Anstalt (10)	28,229,167	17.19%
Whalehaven Capital Fund Limited (11)	9,319,572	6.61%
Jo Myman (2)(12)	9,500,000	6.91%
All Directors and Executive Officers as a Group (3 persons) (5)(7)(9)	15,214,800	10.68%
____________
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

(6)	Mr. DeMeulemeester serves as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of BigString.
(7)	Includes options to purchase 2,800,000 shares of common stock.
(8)	Mr. Kotkin resigned as Chief Operating Officer and Secretary of BigString on November 12, 2010.
(9)	Includes options to purchase 2,150,000 shares of common stock.
(10)
Includes 23,166,667 shares of common stock issuable upon the conversion of issued and outstanding convertible notes. Also includes 4,062,500 shares of common stock issuable upon the exercise of issued and exercisable warrants. Konrad Ackerman has voting and investment control over shares held by Alpha Capital Anstalt. Mr. Ackerman disclaims beneficial ownership of such shares. Alpha Capital Anstalt maintains a mailing address at Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein.

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

(12)
Includes 8,000,000 shares of common stock registered in the name of her husband, Darin M. Myman, and 900,000 shares of common stock held by Mr. Myman for the benefit of Mr. and Mrs. Myman’s children under the Uniform Transfers to Minors Act, as to which shares Mrs. Myman disclaims any beneficial ownership.

Change in Control
Management believes that a change in control of BigString may occur in the future in the event that Whalehaven Capital Fund Limited and/or Alpha Capital Anstalt converts and exercises all or substantially all of the convertible notes and warrants to purchase shares of BigString’s common stock held by them.

Index

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions
On December 29, 2008, in order to alleviate constraints on BigString’s limited financial resources, BigString signed an agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of BigString, has an interest. Digital BobKat, LLC provides business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the years ended December 31, 2010 and 2009 were $78,436 and $30,000, respectively.

Meetings and Committees of the Board of Directors
The Board of Directors of BigString conducts business through meetings of the Board or by unanimous written consents of the Board. The Board of Directors for 2010 consisted of Robert S. DeMeulemeester, Adam M. Kotkin and Darin M. Myman following the election of directors at the 2008 annual meeting of stockholders. BigString did not hold an annual meeting in 2009 or 2010. None of Mr. DeMeulemeester, Mr. Kotkin or Mr. Myman qualifies as an independent director in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC. During 2010, the Board held three (3) meetings, and the Board acted by unanimous written consent on one (1) occasion.

For the year ended December 31, 2010, the Audit Committee consisted of directors Robert S. DeMeulemeester and Adam M. Kotkin. Mr. DeMeulemeester served as the Chair of the Audit Committee. Neither Mr. DeMeulemeester nor Mr. Kotkin qualified as an independent director under NASDAQ’s definition of “independent director” in fiscal 2010. The Board has determined that Mr. DeMeulemeester qualifies as a financial expert under the rules of the SEC. The Audit Committee selected the accounting firm of Madsen & Associates CPAs, Inc. to act as BigString’s independent public accounting firm for the year ended December 31, 2010 and audit the financial statements of BigString for such year. The Audit Committee met five (5) times during 2010, with all members attending such meeting.

For the year ended December 31, 2010, the Compensation Committee consisted of director Darin M. Myman. Mr. Myman served as the Chair of the Compensation Committee. Mr. Myman did not qualify as an independent director under NASDAQ’s definition of “independent director” in fiscal 2010. The Compensation Committee did not meet during 2010.

For the year ended December 31, 2010, the Nominating and Corporate Governance Committee consisted of directors Darin M. Myman and Adam M. Kotkin. Mr. Myman served as the Chair of the Nominating and Corporate Governance Committee. Neither Mr. Myman nor Mr. Kotkin qualified as an independent director under NASDAQ’s definition of “independent director” in fiscal 2010. The Nominating and Corporate Governance Committee did not meet during 2010.

Item 14. Principal Accounting Fees and Services.

Audit Fees
BigString incurred fees of approximately $20,500 and $10,000 in 2010 and 2009, respectively, to Madsen & Associates CPAs, Inc. for audit services, which included work related to the audits rendered for the years ended December 31, 2010 and 2009. BigString also incurred fees of approximately $9,000 in 2009 to Wiener, Goodman & Company, P.C. for audit services.

Audit Related Fees
As of December 31, 2010, BigString has not paid any fees associated with audit related services to Madsen & Associates CPAs, Inc., Wiener, Goodman & Company, P.C., or any other accounting firm.

Tax Fees
As of December 31, 2010, BigString has not paid any fees associated with tax compliance, tax advice or tax planning to Madsen & Associates CPAs, Inc. or Wiener, Goodman & Company, P.C. BigString incurred fees of approximately $0 and $1,000 in 2010 and 2009, respectively, to an independent certified public accountant.

Index

All Other Fees
As of December 31, 2010, BigString has not paid any fees associated with non-audit services to Madsen & Associates CPAs, Inc., Wiener, Goodman & Company, P.C., or any other accounting firm.

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

BIGSTRING CORPORATION

Date: April 15, 2011	By:	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darin M. Myman and Robert S. DeMeulemeester and each of them, his true and lawful attorneys-in-fact and agents for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Darin M. Myman	President and Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2011
Darin M. Myman

/s/ Robert S. DeMeulemeester	Executive Vice President, Chief Financial Officer, Secretary and Treasurer	April 15, 2011
Robert S. DeMeulemeester	and Director (Principal Financial and Accounting Officer)

/s/ Adam M. Kotkin	Director	April 15, 2011
Adam M. Kotkin

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIGSTRING CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2010 and 2009	F-3

Consolidated Statement of Operations for the years ended December 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through December 31, 2010	F-4

Consolidated Statement of Stockholders’ Equity (Deficiency) for the years ended December 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through December 31, 2010	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2010 and 2009, and the period October 8, 2003 (Date of Formation) through December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7

Index

                                                                                                          Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BigString Corporation
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheet of BigString Corporation and Subsidiary (collectively, the “Company”) (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period October 8, 2003 (Date of Formation) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the periods ended December 31, 2010 and 2009 and for the period October 8, 2003 (Date of Formation) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates, CPAs Inc.

April 13, 2011

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,225	$3,039
Accounts receivable - net of allowance of $25 and $35	1,888	4,290
Prepaid expenses and other current assets	14,842	315,291
Total current assets	31,955	322,620
Property and equipment - net	13,731	39,393
Other assets	-	80,817
TOTAL ASSETS	$45,686	$442,830

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$192,826	$231,558
Accrued expenses	262,119	437,158
Unearned revenue	1,303	1,649
Accrued interest	86,234	64,724
Short-term debt	928,646	504,133
Total current liabilities	1,471,128	1,239,222
Long term liabilities:
Long-term debt	-	618,473
TOTAL LIABILITIES	1,471,128	1,857,695

Stockholders' deficiency:
Preferred stock, $0.0001 par value - authorized 1,000,000 shares; issued and outstanding 79,657 and 79,657 shares, respectively	8	8
Common stock, $0.0001 par value - authorized 249,000,000 shares; issued and outstanding 98,640,640 and 63,329,761 shares, respectively	9,864	6,333
Additional paid in capital	14,228,180	13,701,687
Deficit accumulated during the development stage	(15,663,494)	(15,122,893)
Total stockholders' deficiency	(1,425,442)	(1,414,865)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$45,686	$442,830

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
 (A DEVELOPMENT STAGE COMPANY)

			Period
			October 8, 2003
	For the Years Ended		(Date of Formation)
	December 31,		Through
	2010	2009	December 31, 2010
Operating revenues	$69,201	$82,700	$281,055
Operating expenses:
Cost of revenues	46,622	62,163	611,026
Research, development, sales, general and administrative	135,438	896,102	8,198,878
Amortization of intangibles and impairment of assets	-	-	5,533,067
Total operating expenses	182,060	958,265	14,342,971
Loss from operations	(112,859)	(875,565)	(14,061,916)
Other income (expense):
Interest income	45	68	72,702
Interest expense	(92,680)	(84,224)	(289,989)
Other, net	(335,107)	(319,235)	(1,901,390)
Total other income (expenses)	(427,742)	(403,391)	(2,118,677)
Loss before provision for income tax benefit	(540,601)	(1,278,956)	(16,180,593)
Income tax benefit	-	310,108	997,099
Net loss	$(540,601)	$(968,848)	$(15,183,494)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	79,516,732	56,986,811

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(A DEVELOPMENT STAGE COMPANY)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balance, October 8, 2003	$-	-	$-	-	$-	$-	$-	$-
Issuance of common stock (at $.0001 per share)	-	-	-	21,210,000	2,121	(2,121)	-	-
Contribution of capital	45,000	-	-	-	-	45,000	-	-
Sale of common stock (at $0.25 per share)	-	-	-	40,000	4	9,996	(10,000)	-
Net loss	(29,567)	-	-	-	-	-	-	(29,567)
Balance, December 31, 2003	15,433	-	-	21,250,000	2,125	52,875	(10,000)	(29,567)
Cash received from prior sale of common stock	10,000	-	-	-	-	-	10,000	-
Sale of common stock (at $0.25 per share)	217,500	-	-	870,000	87	217,413	-	-
Issuance of common stock for services (valued at $0.21 per share)	39,251	-	-	185,000	19	39,232	-	-
Issuance of common stock for acquisition (valued at $0.24 per share)	4,800,000	-	-	20,000,000	2,000	4,798,000	-	-
Issuance of warrants for services (valued at $0.07 per share)	3,500	-	-	-	-	3,500	-	-
Net loss	(729,536)	-	-	-	-	-	-	(729,536)
Balance, December 31, 2004	4,356,148	-	-	42,305,000	4,231	5,111,020	-	(759,103)
Sale of common stock (at $0.25 per share)	230,500	-	-	922,000	92	230,408	-	-
Exercise of warrants (at $0.25 per share)	11,250	-	-	45,000	4	11,246	-	-
Issuance of common stock for services (valued at $0.25 per share)	12,500	-	-	50,000	5	12,495	-	-
Sale of common stock (at $0.16 per share)	1,511,700	-	-	9,448,125	945	1,510,755	-	-
Issuance of warrants for services (valued at $0.07 per share)	179,200	-	-	-	-	179,200	-	-
Net loss	(2,102,587)	-	-	-	-	-	-	(2,102,587)
Balance, December 31, 2005	4,198,711	-	-	52,770,125	5,277	7,055,124	-	(2,861,690)
Redemption of shares from stockholders (at $0.05 per share)	(400,000)	-	-	(8,000,000)	(800)	(399,200)	-	-
Issuance of common stock for consulting services (valued at $0.82 per share)	-	-	-	1,250,000	125	(125)	-	-
Stock-based compensation expense	314,250	-	-	-	-	314,250	-	-
Issuance of warrants for consulting services (valued at $0.08, $0.18 and $0.42 per share)	36,595	-	-	-	-	36,595	-	-
Issuance of common stock for website acquisition (valued at $0.80 per share)	600,000	-	-	750,000	75	599,925	-	-
Sale of preferred stock (at $.0001 per share)	1,860,000	400,000	40	-	-	1,859,960	-	-
Dividends from allocation of proceeds for the beneficial conversion feature of preferred stock	-	-	-	-	-	480,000	-	(480,000)
Exercise of warrants (at $0.16, $0.20 and $0.25 per share)	18,000	-	-	165,000	17	34,233	(16,250)	-
Net loss	(3,114,225)	-	-	-	-	-	-	(3,114,225)
Balance, December 31, 2006	3,513,331	400,000	40	46,935,125	4,694	9,980,762	(16,250)	(6,455,915)

Index

Cash received from prior exercise of warrants	16,250	-	-	-	-	-	16,250	-
Issuance of common stock for consulting services (valued at $0.50 and $0.33 per share)	-	-	-	432,000	43	(43)	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	31,320	-	-	-	-	31,320	-	-
Beneficial conversion feature of convertible promissory notes	666,648	-	-	-	-	666,648	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	155,000	-	-	861,111	86	154,914	-	-
Stock-based compensation expense	672,532	-	-	-	-	672,532	-	-
Issuance of warrants, net (valued at $0.10 per share)	19,094	-	-	-		19,094	-	-
Issuance of common stock for waiver and release (valued at $0.25 per share)	250,000	-	-	1,000,000	100	249,900	-	-
Exercise of warrants (at $0.10 per share)	150,000	-	-	1,500,001	150	149,850	-	-
Net loss	(3,949,184)	-	-	-	-	-	-	(3,949,184)
Balance, December 31, 2007	1,524,991	400,000	40	50,728,237	5,073	11,924,977	-	(10,405,099)
Exercise of warrants (at $0.10 per share)	21,333	-	-	213,333	21	21,312	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	20,000	-	-	111,111	11	19,989	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	76,176	-	-	-	-	76,176	-	-
Beneficial conversion feature of convertible promissory notes	188,740	-	-	-	-	188,740	-	-
Stock-based compensation expense	727,800	-	-	-	-	727,800	-	-
Issuance of common stock for accrued interest (at $0.15 per share)	43,757	-	-	291,713	29	43,728	-	-
Issuance of common stock for website acquisition (valued at $0.13 per share)	117,000	-	-	900,000	90	116,910	-	-
Net loss	(3,748,946)	-	-	-	-	-	-	(3, 748,946)
Balance, December 31, 2008	(1,029,149)	400,000	40	52,244,394	5,224	13,119,632	-	(14,154,045)
Stock-based compensation expense	215,708	-	-	-	-	215,708	-	-
Issuance of common stock for accrued interest (at $0.08 per share)	79,500	-	-	993,750	100	79,400	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	34,992	-	-	-	-	34,992	-	-
Beneficial conversion feature of promissory notes	168,000	-	-	-	-	168,000	-	-
Issuance of common stock for conversion of preferred stock	-	(320,343)	(32)	4,429,522	443	(411)	-	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	84,932	-	-	5,662,095	566	84,366	-	-
Net loss	(968,848)	-	-	-	-	-	-	(968,848)
Balance, December 31, 2009	(1,414,865)	79,657	8	63,329,761	6,333	13,701,687	-	(15,122,893)
Stock-based compensation expense	361	-	-	-	-	361	-	-
Issuance of common stock for accrued interest (at $0.015 per share)	71,171	-	-	4,744,715	474	70,697	-	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	458,492	-	-	30,566,164	3,057	455,435	-	-
Net loss	(540,601)	-	-	-	-	-	-	(540,601)
Balance, December 31, 2010	$(1,425,442)	79,657	$8	98,640,640	$9,864	$14,228,180	$-	$(15,663,494)

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			Period
			October 8, 2003
	For the Years Ended		(Date of Formation)
	December 31,		Through
	2010	2009	December 31, 2010
Cash flows from operating activities:
Net loss	$(540,601)	$(968,848)	$(15,183,494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	96,238	140,000	5,071,734
Gain on sale of property and equipment	-	3,755	2,058
Impairment of assets	-	-	1,042,876
Accretion for beneficial conversion feature and discount on notes	264,532	337,706	1,132,946
Stock-based compensation	361	215,708	2,201,697
Other non-cash compensation	-	-	269,094
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	2,402	10,825	(1,888)
Decrease (increase) in prepaid expenses and other assets	310,691	(330,920)	(400,774)
(Decrease) increase in accounts payable	(38,732)	(62,963)	192,826
(Decrease) increase in accrued expenses and other liabilities	(82,359)	304,444	539,715
(Decrease) increase in unearned revenue	(346)	(5,455)	1,303
Net cash provided by (used in) operating activities	12,186	(355,748)	(5,131,907)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(262,290)
Sale of property and equipment	-	-	50,889
Acquisitions	-	-	(13,000)
Net cash provided by (used in) investing activities	-	-	(224,401)
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	-	180,000	1,930,000
Proceeds from issuance of preferred stock, net	-	-	1,860,000
Proceeds from exercise of common stock warrants and issuance of common stock	-	-	2,231,533
Payments for redemption of notes	-	-	(250,000)
Payments for redemption of common stock	-	-	(400,000)
Net cash provided by financing activities	-	180,000	5,371,533
Net change in cash and cash equivalents	12,186	(175,748)	15,225
Cash and cash equivalents - beginning of year	3,039	178,787	-
Cash and cash equivalents - end of year	$15,225	$3,039	$15,225

Supplementary information:
Cash paid during the periods for:
Interest	$-	$-	$9,328
Income taxes	$-	$-	$-
Acquisitions	$-	$-	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	-	-	5,533,067
Common stock issued to effect acquisition	$-	$-	$5,517,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$458,492	$84,932	$718,424
Issuance of common stock for accrued interest	$71,171	$79,500	$194,427
Stock-based compensation: Common stock	$-	$113,889	$1,275,751
Stock-based compensation: Common stock options	361	86,782	601,416
Stock-based compensation: Common stock warrants	-	15,037	324,530
Other non-cash compensation: Issue of warrants, net	-	-	19,094
Other non-cash compensation: Issuance of common stock for waiver and release	-	-	250,000

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD OCTOBER 8, 2003
 (DATE OF FORMATION) THROUGH DECEMBER 31, 2010

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

PeopleString Corporation (“PeopleString”), incorporated in the state of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. After purchases of PeopleString common stock by investors in April 2009, BigString owned less than 30% of PeopleString’s outstanding common stock at December 31, 2010.

BigString is considered a development stage enterprise in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” BigString has limited revenue to date, continues to raise capital and there is no assurance that ultimately BigString will achieve a profitable level of operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BigString and its subsidiary, BigString Interactive, which is a wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including but not limited to those related to such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2010 and December 31, 2009, cash and cash equivalents approximated $15,000 and $3,000, respectively.

CERTAIN RISKS AND CONCENTRATION

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with quality financial institutions and commercial issuers of short term paper.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company grants credit to customers based on an evaluation of the customer’s financial condition, sometimes without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

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

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay. Allowances at December 31, 2010 and 2009 were $25 and $35, respectively.

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

ADVERTISING

Advertising costs incurred by the Company are expensed as incurred.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED FINANCING COSTS

Debt issue costs were deferred and amortized in other income (expense) over the terms of the related debts. BigString issued notes in June 2009, August 2008, February 2008 and May 2007 and incurred issuance costs of $33,552, $18,977, $91,706 and $248,939, respectively, which are being amortized over the term of the notes, and are included in other current assets. Amortization expense related to these costs is included in other, net in the consolidated statement of operations.

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

The principal items giving rise to deferred taxes are timing differences between book and tax assets, other expenditures and a net operating loss carryforward.

STOCK-BASED COMPENSATION

BigString accounts for stock-based compensation under ASC 718, “Compensation-Stock Compensation.” The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under ASC 718.

BigString issues shares of common stock to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued, generally measured at the closing price of BigString’s common stock on the date of the agreement. For the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010, BigString recorded compensation expense of $0, $113,889 and $1,275,751, respectively, in connection with the issuance of shares of common stock to non-employees. For the period October 8, 2003 (Date of Formation) through December 31, 2010, BigString also recorded $250,000 of other non-cash compensation expense for shares of common stock issued to non-employees.

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010, BigString recorded compensation expense of $361, $86,782 and $601,416, respectively, in connection with the issuance of stock options. BigString did not grant stock options prior to 2006.

BigString issues stock purchase warrants to non-employees as stock-based compensation. The fair values of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010, BigString recorded compensation expense of $0, $15,037 and $324,530, respectively, in connection with the issuance of stock purchase warrants for services. For the period October 8, 2003 (Date of Formation) through December 31, 2010, BigString also recorded $19,094 other non-cash compensation expense, net for the cancellation and issue of warrants.

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

Index

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

NEW FINANCIAL ACCOUNTING STANDARDS

The FASB has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this update. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or cash flows.

NOTE 2. GOING CONCERN

For the year ended December 31, 2010, BigString’s consolidated financial statements reflect a net loss of $540,601, net cash provided by operations of $12,186, a working capital deficit of $1,439,173, a stockholders’ deficit accumulated during the development stage of $15,663,494 and a cumulative net loss of $15,183,494. These matters raise doubt about the ability of BigString to continue as a going concern. BigString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

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

In March 2011, BigString sold 1,850,000 shares of PeopleString common stock through private transactions to accredited investors. The common stock was sold at $0.40 per share and BigString received aggregate gross proceeds of $740,000. As of March 31, 2011, BigString owned 6,125,600 shares of PeopleString common stock, approximately 17.7% of the issued and outstanding shares.

In April 2011, BigString sold 650,000 shares of PeopleString common stock through private transactions to accredited investors. The common stock was sold at $0.40 per share and BigString received aggregate gross proceeds of $260,000. As of April 12, 2011, BigString owned 5,475,600 shares of PeopleString common stock, approximately 15.8% of the issued and outstanding shares.

As a result of these sales of PeopleString common stock, BigString believes it has sufficient capital to fund operations for at least the next nine months.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 1 - Observable inputs such as quoted market prices in active markets.

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2010 and 2009, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents and investments. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The fair value of BigString’s investment in PeopleString is determined based on the most recent private placement per share purchase price for PeopleString’s common stock and is categorized as Level 2. The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 3 during the years ended December 31, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2010 and 2009:

		Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2010
Cash and cash equivalents	$15,225	$15,225	$-	$-
Investments	1,250,000	-	1,250,000	-
	$1,265,225	$15,225	$1,250,000	$-
December 31, 2009
Cash and cash equivalents	$3,039	$3,039	$-	$-
Investments	1,250,000	-	1,250,000	-
	$1,253,039	$3,039	$1,250,000	$-

There were no financial assets accounted for at fair value on a nonrecurring basis at December 31, 2010 and 2009.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of December 31, 2010 and 2009.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2010	2009
Computer equipment and internal software	$159,313	$159,313
Furniture and fixtures	5,721	5,721
	165,034	165,034
Less accumulated depreciation	151,303	125,641
	$13,731	$39,393

Depreciation expense for the years ended December 31, 2010 and 2009, and for the period October 8, 2003 (Date of Formation) through December 31, 2010, was $25,663, $31,589 and $195,198, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Other intangibles consist of patent application and trademark, logos, source codes and websites. Amounts assigned to these intangibles have been determined by management. Management considered a number of factors in determining the allocations, including an independent formal appraisal. Other intangibles are being amortized over five years. Other intangible assets consist of the following:

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2010	2009
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	730,000	730,000
	5,533,067	5,533,067
Impairment	(1,042,876)	(1,042,876)
	4,490,191	4,490,191
Accumulated amortization	4,490,191	4,490,191
	$-	$-

Amortization expense was $0, $0 and $4,490,191 for the years ended December 31, 2010 and 2009, and for the period October 8, 2003 (Date of Formation) through December 31, 2010, respectively.

NOTE 8. INVESTMENTS

Equity Investment:

At March 31, 2009, BigString owned 100% of the common shares outstanding of PeopleString and the financial results of PeopleString were included in BigString’s consolidated financial statements at March 31, 2009. BigString owned 29% of PeopleString’s outstanding common stock at December 31, 2010, which had a fair market value of $1,250,000 based on the most recent private placement per share purchase price of PeopleString common stock. A consolidated balance sheet for PeopleString is as follows:

	December 31,
	2010	2009
Assets	$613,236	$448,997

Liabilities	312,641	201,046
Stockholders' equity	300,595	247,951
Total liabilities and stockholders' equity	$613,236	$448,997

For the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010, BigString recorded losses of $0, $500 and $500, respectively, on the deconsolidation and equity investment method of its prior subsidiary, PeopleString. The loss is limited to BigString’s investment in PeopleString as BigString has no obligation to fund additional investments, and at December 31, 2010, the value of its equity investment was $0.

Cost Method Investment:

In April, 2009, BigString sold 15,000,000 shares of common stock in FindItAll, Inc. for $40,000 in a private transaction. The remaining $3,000 investment in FindItAll, Inc. continues to be held at cost in other current assets on BigString’s consolidated balance sheets.

NOTE 9. OTHER, NET

The components of other, net consist of gain on investments, other income, expenses related to the convertible debenture financings, preferred stock financing, warrant and common stock financings and loss (gain) on investments and are as follows:

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Period
			October 8, 2003
			(Date of Formation)
			Through
	2010	2009	December 31, 2010
Gain on sale of investments	$-	$40,162	$40,162
Other income	-	86,720	86,720
Amortization of debt issue costs	(70,575)	(108,411)	(385,932)
Amortization of promissory note discount	(49,437)	(44,816)	(135,859)
Amortization of beneficial conversion feature	(215,095)	(292,890)	(997,087)
Other financing expenses	-	-	(509,394)
	$(335,107)	$(319,235)	$(1,901,390)

Gain on sale of investment contains the transactions as discussed in Note 8. Other income contains the reversal of $66,079 of public relations expense and $20,641 of investor relations expense.

Debt issue costs for the June 2009, August 2008, February 2008 and May 2007 convertible debenture financings were $33,552, $18,977, $91,706 and $248,939, respectively, and are being amortized over the term of the notes issued in each financing, which is 24, 5, 36 and 36 months, respectively. Amortization is accelerated for the proportion of promissory notes which are converted in a period.

Other financing expenses include $250,000 of stock-based other non-cash compensation for the fair market value of common stock issued for a waiver and release related to the convertible debenture financing in 2007.

NOTE 10. INCOME TAXES

BigString applies the provisions of the ASC 740, “Income Taxes.” A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of December 31, 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString may continue to incur losses.

Components of deferred income tax assets are as follows:

	December 31,
	2010	2009
Deferred tax assets - current	Tax Effect	Tax Effect
Benefit due to loss carryforward	$5,314,223	$5,125,013
Valuation allowance	(5,314,223)	(5,125,013)
	$-	$-

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

BigString has participated in the state of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010, BigString recorded a net state tax benefit of $0, $310,108 and $997,099, respectively, as a result of its sale of New Jersey state net operating losses and New Jersey state research and development credits. Since New Jersey law provides that net operating losses can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey net operating losses in future years.

At December 31, 2010, BigString has available NOL carry forwards of approximately $13.3 million for federal income tax reporting purposes and $1.9 million for state income tax reporting purposes which expire in various years through 2030. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s NOL and research credit carry forwards may be limited, and, as such, BigString’s NOL carry forwards available to offset future federal taxable income may be limited. Similarly, BigString may be restricted in using its research credit carry forwards to offset future federal income tax expense.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2010, the outstanding aggregate principal amount of these convertible notes was $75,000.

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

At December 31, 2010, the outstanding aggregate principal amount of these convertible notes was $594,076.

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

At December 31, 2010, the outstanding aggregate principal amount of these convertible notes was $292,500.

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

For the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010, $458,492, $84,931 and $718,424 of the convertible notes were converted resulting in 30,566,164, 5,662,095 and 37,200,481 shares, respectively, of BigString’s common stock being issued to the holders of the convertible notes. Information regarding the convertible notes outstanding at December 31, 2010 and December 31, 2009 is as follows:

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2010	2009
Convertible note, May 1, 2007, maturing May 1, 2010	$292,500	$558,250
Beneficial conversion feature	-	(51,692)
Note Discount	-	(2,425)
	292,500	504,133

Convertible note, February 29, 2008, maturing February 28, 2011	594,076	681,819
Beneficial conversion feature	(8,801)	(70,705)
Note Discount	(3,592)	(28,855)
	581,683	582,259

Convertible note, June 23, 2009, maturing June 23, 2011	75,000	180,000
Beneficial conversion feature	(17,500)	(119,000)
Note Discount	(3,037)	(24,786)
	54,463	36,214
	$928,646	$1,122,606

For the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010, BigString issued 4,744,715, 993,750 and 6,030,178 shares, respectively, of BigString’s common stock in lieu of $71,170, $79,500 and $194,427, respectively, of accrued interest. Future accrued interest payments, which may include shares of BigString’s common stock in lieu of accrued interest, on the May 1, 2007, February 29, 2008 and June 23, 2009 convertible notes are currently estimated as follows:

Accrued
Years Ending	Interest
December 31,	Payments
2011	$76,986

On May 1, 2010, the convertible notes issued by BigString on May 1, 2007 to each of Alpha Capital Anstalt, Iroquois Master Fund and Whalehaven Capital Fund Limited matured. As of December 31, 2010, BigString had not repaid such convertible notes and was in default thereunder. On November 5, 2010, the Company received a notice of default from Iroquois Capital Management, LLC demanding immediate repayment of the entire balance of the convertible note in cash plus all accrued and unpaid interest and penalties. Subsequently, Iroquois Capital Management, LLC verbally rescinded such demand.

These outstanding notes are subject to a default rate of interest of 15% per annum and are included in the above future accrued interest payments.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 8, 2008, BigString issued 111,111 shares of its common stock upon the conversion of convertible promissory notes totaling $20,000. The conversion price was $0.18 per share.

On May 1, 2008, BigString issued 291,713 shares of its common stock, at $0.15 per share, for accrued interest on convertible promissory notes totaling $43,757.

On July 9, 2008, BigString completed the acquisition of certain assets and issued 900,000 shares of its common stock. The market value of BigString’s common stock at July 9, 2008 was $0.13 per share.

On March 2, 2009, BigString issued 525,000 shares of its common stock, at $0.08 per share, for accrued interest on convertible promissory notes totaling $42,000.

On May 1, 2009, BigString issued 468,750 shares of its common stock, at $0.08 per share, for accrued interest on convertible promissory notes totaling $37,500.

On July 1, 2009, BigString issued 4,429,522 shares of its common stock upon the conversion of 320,343 shares of Series A Preferred Stock, par value $0.0001 per share.

On July 15, 2009, BigString issued 1,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $15,000. The conversion price was $0.015 per share.

On July 27, 2009, BigString issued 500,000 shares of its common stock upon the conversion of convertible promissory notes totaling $7,500. The conversion price was $0.015 per share.

On August 31, 2009, BigString issued 480,552 shares of its common stock upon the conversion of convertible promissory notes totaling $7,208. The conversion price was $0.015 per share.

On September 30, 2009, BigString issued 2,950,000 shares of its common stock upon the conversion of convertible promissory notes totaling $44,250. The conversion price was $0.015 per share.

On October 13, 2009, BigString issued 731,543 shares of its common stock upon the conversion of convertible promissory notes totaling $10,973. The conversion price was $0.015 per share.

On March 5, 2010, BigString issued 2,768,555 shares of its common stock, at $0.015 per share, for accrued interest on convertible promissory notes totaling $41,528.

On April 28, 2010, BigString issued 2,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $30,000. The conversion price was $0.015 per share.

On May 6, 2010, BigString issued 2,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $30,000. The conversion price was $0.015 per share.

On May 21, 2010, BigString issued 4,833,333 shares of its common stock upon the conversion of convertible promissory notes totaling $72,500. The conversion price was $0.015 per share.

On May 21, 2010, BigString issued 956,593 shares of its common stock, at $0.015 per share, for accrued interest on convertible promissory notes totaling $14,348.

On May 24, 2010, BigString issued 2,333,333 shares of its common stock upon the conversion of convertible promissory notes totaling $35,000. The conversion price was $0.015 per share.

On May 28, 2010, BigString issued 3,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $45,000. The conversion price was $0.015 per share.

On June 2, 2010, BigString issued 1,333,333 shares of its common stock upon the conversion of convertible promissory notes totaling $20,000. The conversion price was $0.015 per share.

On July 8, 2010, BigString issued 3,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $45,000. The conversion price was $0.015 per share.

On September 22, 2010, BigString issued 2,216,667 shares of its common stock upon the conversion of convertible promissory notes totaling $33,250. The conversion price was $0.015 per share.

On September 29, 2010, BigString issued 3,849,498 shares of its common stock upon the conversion of convertible promissory notes totaling $57,742. The conversion price was $0.015 per share.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 19, 2010, BigString issued 977,167 shares of its common stock, at $0.015 per share, for accrued interest on convertible promissory notes totaling $14,658.

On November 16, 2010, BigString issued 1,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $15,000. The conversion price was $0.015 per share.

On November 22, 2010, BigString issued 2,500,000 shares of its common stock upon the conversion of convertible promissory notes totaling $37,500. The conversion price was $0.015 per share.

On December 23, 2010, BigString issued 2,500,000 shares of its common stock upon the conversion of convertible promissory notes totaling $37,500. The conversion price was $0.015 per share.

On December 23, 2010, BigString issued 42,400 shares of its common stock, at $0.015 per share, for accrued interest on convertible promissory notes totaling $636.

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

On July 1, 2009, BigString issued 4,429,522 shares of its common stock upon the conversion of 320,343 shares of Series A Preferred Stock, par value $0.0001 per share.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed in Note 11, on August 25, 2008, BigString granted warrants to purchase up to 800,000 shares of BigString's common stock to Dwight Lane Capital, LLC and Marc W. Dutton. Each of the warrants has a term of ten years from August 25, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.08 per share of common stock. The warrants did not have a conversion discount, and accordingly, no proceeds for the convertible notes and warrants was allocated to the warrants, based on fair value, nor included as additional paid in capital. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers, the 2008 Subscribers and Gem Funding LLC were adjusted.

As discussed in Note 11, on June 23, 2009, BigString granted warrants to purchase up to 6,000,000 shares of BigString's common stock to the 2009 Subscribers. Each of the warrants has a term of five years from June 23, 2009 and was fully vested on the date of issuance. The warrants are exercisable at $0.015 per share of common stock, as adjusted. A total of $34,992 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers, the 2008 Subscribers and Gem Funding LLC were adjusted.

Information regarding the warrants outstanding, all of which are exercisable, for 2010 and 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2009	10,393,545	$0.25
Warrants granted	11,700,000	$0.02
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	(5,700,000)	$0.08
Warrants outstanding at December 31, 2009	16,393,545	$0.14	3.7	$58,500
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	(2,343,545)	$0.18
Warrants outstanding at December 31, 2010	14,050,000	$0.13	3.2	$175,500
Warrants exercisable at December 31, 2009	16,393,545	$0.14	3.7	$58,500
Warrants exercisable at December 31, 2010	14,050,000	$0.13	3.2	$175,500

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock on December 31, 2009 and 2010 and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on December 31, 2009 and 2010, respectively.

Warrants granted during the years ended December 31, 2010 and 2009 were 0 and 11,700,000, respectively. For the period October 8, 2003 (Date of Formation) through December 31, 2010, warrants to purchase a total of 28,764,657 shares of BigString’s common stock were granted. The weighted average grant date fair values of warrants granted in the years ended December 31, 2010 and 2009 were $0.00 and $0.02, respectively.

Warrants exercised during the years ended December 31, 2010 and 2009 were 0 and 0, respectively. Cash received during the years ended December 31, 2010 and 2009 from the exercise of warrants was $0 and $0, respectively. The total intrinsic value of warrants exercised in the years ended December 31, 2010 and 2009 was $0 and $0, respectively. For the period October 8, 2003 (Date of Formation) through December 31, 2010, a total of 1,923,334 shares of BigString’s common stock were purchased upon the exercise of warrants.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2010 and 2009, 2,343,545 warrants expired and 5,700,000 warrants were cancelled, respectively. During the period October 8, 2003 (Date of Formation) through December 31, 2010, warrants to purchase a total of 2,393,545 shares of BigString’s common stock expired with an aggregate intrinsic value of $26,000 at the date of expiration. In addition for the period October 8, 2003 (Date of Formation) through December 31, 2010, warrants to purchase a total of 10,397,778 shares of common stock were cancelled with an aggregate intrinsic value of $0 at the date of cancellation.

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

On September 18, 2006, BigString granted an incentive stock option to purchase 1,800,000 shares of BigString’s common stock under its Equity Incentive Plan to a new BigString officer. 400,000 shares of BigString’s common stock are eligible for purchase at the per share price equal to $0.24; 600,000 shares of BigString’s common stock are eligible for purchase at $0.50 per share; 400,000 shares of BigString’s common stock are eligible for purchase at $.90 per share; and 400,000 shares of BigString’s common stock are eligible for purchase at $1.25 per share. The incentive stock option vested quarterly over a three year period.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010, BigString recorded stock-based option compensation expense of $361, $86,782 and $601,416, respectively. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

Information regarding the stock options outstanding during the years ended December 31, 2010 and 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2009	9,950,100	$0.33
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(800,000)	$0.31
Options outstanding at December 31, 2009	9,150,100	$0.33	4.7	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(2,200,000)	$0.26
Options outstanding at December 31, 2010	6,950,100	$0.36	3.4	$-
Options exercisable at December 31, 2009	9,137,600	$0.33	4.7	$-
Options exercisable at December 31, 2010	6,950,100	$0.36	3.4	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock on December 31, 2010 and 2009 and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money warrants had been exercised on December 31, 2010 and 2009, respectively.

Options granted during the years ended December 31, 2010 and 2009 were 0 and 0, respectively. For the period October 8, 2003 (Date of Formation) through December 31, 2010, options to purchase a total of 12,650,100 shares of BigString’s common stock were granted. The weighted average grant date fair value of options granted in the years ended December 31, 2010 and 2009 was $0.00 and $0.00, respectively.

No options were exercised, and no cash received from option exercises and purchases of shares for the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010. The total tax benefit attributable to options exercised in the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010 was $0.

During the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010, options to purchase a total of 2,200,000, 800,000 and 5,700,000 shares of BigString’s common stock were cancelled, forfeited or expired with an aggregate intrinsic value of $0 at the date of expiration.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

			Period
			October 8, 2003
	Years Ended		(Date of Formation)
	December 31,		Through
	2010	2009	December 31, 2010
Risk-free interest rate	-%	-%	3.52%
Expected volatility	-%	-%	67%
Expected life (in years)	-	-	2.0
Dividend yield	-	-	-

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

On December 29, 2008, BigString signed an agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of BigString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010 were $78,436, $30,000 and $120,436, respectively.

On April 2, 2009, PeopleString entered into a verbal agreement with BigString, a related party, to license BigString’s messaging technology and share the cost of certain common services. At December 31, 2010, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. For the years ended December 31, 2010 and 2009, the amount incurred by PeopleString for the licensing was $42,000 and $33,000, respectively.

Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2009, the shared services included hosting, insurance, rent, payroll and miscellaneous general and administrative expenses, and were primarily paid by BigString. In 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and were primarily paid by PeopleString by year-end. For the years ended December 31, 2010 and 2009, the amount expensed to BigString by PeopleString for the shared expense was $5,403 and $132,340, respectively. PeopleString’s management determined, in their sole discretion, based on their subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that is allocated to PeopleString.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2009, BigString entered into a verbal agreement with Craig Myman, the brother of Darin M. Myman, President and Chief Executive Officer and a director of BigString, to provide business consulting services. Expenses for the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010 were $0, $2,300 and $2,300, respectively.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which requires BigString to pay certain executory costs (such as insurance and maintenance). Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2011	32,920
2012	5,487
$38,407

Rental expense, excluding shared service costs, was $18,832, $25,700 and $239,640 for the years ended December 31, 2010 and 2009, and for the period October 8, 2003 (Date of Formation) through December 31, 2010, respectively.

Computer co-location, power and Internet access expense, including shared service costs, was $15,322, $27,745 and $224,949 for the years ended December 31, 2010 and 2009, and for the period October 8, 2003 (Date of Formation) through December 31, 2010, respectively.

Consulting Agreements:

On January 27, 2004, BigString entered into an agreement with Greene Inc. Communications to provide public relations services. In consideration for services performed, BigString agreed to issue to Howard Greene 140,000 shares of common stock in April, 2005 and 192,000 shares of common stock in February, 2007. Total public relation expenses, including the services of Greene Inc. Communications, for the years ended December 31, 2010 and 2009 and the period October 8, 2003 (Date of Formation) through December 31, 2010 were $0, $2,315 and $304,113, respectively.

On May 2, 2006, BigString signed a three-year business consultant services agreement with Lifeline Industries, Inc. In consideration for the services to be performed under the agreement, BigString issued to Lifeline Industries, Inc. (1) 1,250,000 shares of common stock, (2) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $0.48, and (3) a fully vested, five year warrant to purchase 225,000 shares of common stock at a per share purchase price of $1.00. BigString incurred corresponding consulting expenses of $0, $128,926 and $1,160,300 for the years ended December 31, 2010 and 2009 and for the period October 8, 2003 (Date of Formation) through December 31, 2010, respectively.

On November 17, 2008, BigString signed an agreement with Bruce Van Heel to provide sales consulting services. Expenses for the years ended December 31, 2010 and 2009 and for the period October 8, 2003 (Date of Formation) through December 31, 2010 were $0, $11,463 and $12,163, respectively.

On July 1, 2009, BigString entered into a verbal agreement with Robb Knie to provide business consulting services. Expenses for the years ended December 31, 2010 and 2009 and for the period October 8, 2003 (Date of Formation) through December 31, 2010 were $0, $21,000 and $21,000, respectively.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising revenues, to its marketing affiliates. As of December 31, 2010 and 2009, and for the period October 8, 2003 (Date of Formation) through December 31, 2010, these commitments were not material.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Commitments:

In the ordinary course of business, BigString may provide indemnifications to customers, vendors, lessors, marketing affiliates, directors, officers and other parties with respect to certain matters. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and unique circumstances involved in each agreement. To date, the Company has not incurred material costs as a result of obligation under these agreements and has not accrued any liabilities related to such agreements.

NOTE17. SUBSEQUENT EVENTS

On January 25, 2011, BigString sold 24,400 shares of PeopleString’s common stock through a broker under a trading plan that allows the seller to diversify holdings of securities. The common stock was registered in PeopleString’s S-1 Registration Statement, as amended, which became effective September 17, 2010.

On January 31, 2011, BigString entered into a separate Agreement and Release (each an “Agreement and Release”) with each of Alpha Capital Anstalt (“Alpha”) and Whalehaven Capital Fund Limited (“Whalehaven”). Each of Alpha and Whalehaven is the holder of certain convertible notes previously issued to each of them by BigString (collectively the “Notes”), which Notes are convertible into shares of BigString’s common stock, and certain warrants to acquire shares of common stock previously issued to each of them by BigString (collectively, the “Warrants”). Pursuant to the terms of each Agreement and Release, Alpha and Whalehaven have each agreed to forfeit the Warrants held by each of them to BigString for cancellation and to enter into amendments to each of the Notes held by each of them whereby the term of each Note will be extended by two (2) years. In addition, Alpha and Whalehaven have each agreed to release any claims they each had or may have had against BigString through the date of their respective Agreement and Release. In consideration of the foregoing, BigString has transferred 500,000 shares of PeopleString common stock to Alpha and 1,500,000 shares of PeopleString common stock to Whalehaven.

In March 2011, BigString sold 1,850,000 shares of PeopleString common stock through private transactions to accredited investors. The common stock was valued at $0.40 per share and BigString received $740,000. As of March 31, 2011, BigString owned 6,125,600 shares of PeopleString common stock, approximately 17.7% of the issued and outstanding shares.

In April 2011, BigString sold 650,000 shares of PeopleString common stock through private transactions to accredited investors. The common stock was sold at $0.40 per share and BigString received $260,000. As of April 12, 2011, BigString owned 5,475,600 shares of PeopleString common stock, approximately 15.8% of the issued and outstanding shares.

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

4.5
Amendments to convertible notes, dated as of January 31, 2011, by and among BigString and Alpha Capital Anstalt and Whalehaven Capital Fund Limited, incorporated by reference to Exhibits 4i, 4ii, 4iii, 4iv, 4v, and 4vi to the Current Report on Form 8-K filed with the SEC on February 4, 2011.

10.1
Lease between BigString, as Tenant, and Walter Zimmerer & Son, as Landlord, dated February 3, 2009, for the premises located at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed with the SEC on March 31, 2009.

10.2
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

10.3
Registration Rights Agreement, dated as of May 19, 2006, by and among BigString and Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K filed with the SEC on May 22, 2006.

E-1

Index

10.4
Letter Agreement, dated September 18, 2006, between BigString and Robert S. DeMeulemeester, incorporated by reference to Exhibit 10.41 to the Current Report on Form 8-K filed with the SEC on September 21, 2006.

10.5	BigString Corporation 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.

10.6	Form of Incentive Option Agreement (Employees), incorporated by reference to Exhibit 10.42.1 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.

10.7	Form of Director Option Agreement (Non-employee Directors), incorporated by reference to Exhibit 10.42.2 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.

10.8
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

10.9
Agreement, Waiver and Limited Release, dated as of November 30, 2007, by and among BigString and the Releasors, incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K filed with the SEC on December 5, 2007.

10.10
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

10.11
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

10.12
Agreement and Release, dated as of January 31, 2011, by and among BigString and Alpha Capital Anstalt and Whalehaven Capital Fund Limited, incorporated by reference to Exhibits 10i and 10ii to the Current Report on Form 8-K filed with the SEC on February 4, 2011.

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

 E-2