Form 10-Q
period 2011-03-31
BigString CORP
filed 2011-05-23
CIK 1335282

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

  or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 23, 2011:

Common Stock, par value $0.0001 per share	137,027,690
(Class)	(Number of Shares)

Index

BIGSTRING CORPORATION
FORM 10-Q
MARCH 31, 2011

INDEX TO FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets (unaudited) at March 31, 2011 and December 31, 2010	2

	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2011 and 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2011	3

	Consolidated Statements of Stockholders’ Equity (Deficiency) (unaudited) for the Period Ended March 31, 2011	4

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2011 and 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2011	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	(Removed and Reserved)	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

Index of Exhibits		E-1

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2010 of BigString Corporation (“BigString” or the “Company”).

The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$744,376	$15,225
Accounts receivable - net of allowance of $35 and $25, respectively	3,234	1,888
Prepaid expenses and other current assets	5,762	11,842
Total current assets	753,372	28,955
Property and equipment - net	9,474	13,731
Other assets	3,000	3,000
TOTAL ASSETS	$765,846	$45,686

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$273,337	$192,826
Accrued expenses	429,738	262,119
Unearned revenue	482	1,303
Accrued interest	38,265	86,234
Short-term debt	-	928,646
Total current liabilities	741,822	1,471,128
Long term liabilities:
Long-term debt	103,235	-
TOTAL LIABILITIES	845,057	1,471,128

Stockholders' deficiency:
Preferred stock, $0.0001 par value - authorized 1,000,000 shares; issued and outstanding 79,657 and 79,657 shares, respectively	8	8
Common stock, $0.0001 par value - authorized 249,000,000 shares; issued and outstanding 137,027,690 and 98,640,640 shares, respectively	13,703	9,864
Additional paid in capital	14,596,798	14,228,180
Deficit accumulated during the development stage	(14,689,720)	(15,663,494)
Total stockholders' deficiency	(79,211)	(1,425,442)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$765,846	$45,686

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

			Period
			October 8, 2003
	For the Three Months Ended		(Date of Formation)
	March 31,		Through
	2011	2010	March 31, 2011
Operating revenues	$17,287	$16,082	$298,342
Operating expenses:
Cost of revenues	14,003	13,624	625,029
Research, development, sales, general and administrative	283,199	32,693	8,482,077
Amortization of intangibles and impairment of assets	-	-	5,533,067
Total operating expenses	297,202	46,317	14,640,173
Loss from operations	(279,915)	(30,235)	(14,341,831)
Other income (expense):
Interest income	19	19	72,721
Interest benefit (expense)	(97,911)	(21,301)	(387,900)
Other, net	1,351,581	(113,407)	(549,809)
Total other income (expense)	1,253,689	(134,689)	(864,988)
Earnings (loss) before benefit from income taxes	973,774	(164,924)	(15,206,819)
Benefit from income taxes	-	-	997,099
Net earnings (loss)	$973,774	$(164,924)	$(14,209,720)

Net earnings (loss) per common share:
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)
Weighted average common shares outstanding:
Basic	121,377,161	64,160,328
Diluted	171,950,397	64,160,328

See notes to unaudited consolidated financial statements.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In	Subscription
	Total	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balance, October 8, 2003	$-	-	$-	-	$-	$-	$-	$-
Issuance of common stock (at $.0001 per share)	-	-	-	21,210,000	2,121	(2,121)	-	-
Contribution of capital	45,000	-	-	-	-	45,000	-	-
Sale of common stock (at $0.25 per share)	-	-	-	40,000	4	9,996	(10,000)	-
Net loss	(29,567)	-	-	-	-	-	-	(29,567)
Balance, December 31, 2003	15,433	-	-	21,250,000	2,125	52,875	(10,000)	(29,567)
Cash received from prior sale of common stock	10,000	-	-	-	-	-	10,000	-
Sale of common stock (at $0.25 per share)	217,500	-	-	870,000	87	217,413	-	-
Issuance of common stock for services (valued at $0.21 per share)	39,251	-	-	185,000	19	39,232	-	-
Issuance of common stock for acquisition (valued at $0.24 per share)	4,800,000	-	-	20,000,000	2,000	4,798,000	-	-
Issuance of warrants for services (valued at $0.07 per share)	3,500	-	-	-	-	3,500	-	-
Net loss	(729,536)	-	-	-	-	-	-	(729,536)
Balance, December 31, 2004	4,356,148	-	-	42,305,000	4,231	5,111,020	-	(759,103)
Sale of common stock (at $0.25 per share)	230,500	-	-	922,000	92	230,408	-	-
Exercise of warrants (at $0.25 per share)	11,250	-	-	45,000	4	11,246	-	-
Issuance of common stock for services (valued at $0.25 per share)	12,500	-	-	50,000	5	12,495	-	-
Sale of common stock (at $0.16 per share)	1,511,700	-	-	9,448,125	945	1,510,755	-	-
Issuance of warrants for services (valued at $0.07 per share)	179,200	-	-	-	-	179,200	-	-
Net loss	(2,102,587)	-	-	-	-	-	-	(2,102,587)
Balance, December 31, 2005	4,198,711	-	-	52,770,125	5,277	7,055,124	-	(2,861,690)
Redemption of shares from stockholders (at $0.05 per share)	(400,000)	-	-	(8,000,000)	(800)	(399,200)	-	-
Issuance of common stock for consulting services (valued at $0.82 per share)	-	-	-	1,250,000	125	(125)	-	-
Stock-based compensation expense	314,250	-	-	-	-	314,250	-	-
Issuance of warrants for consulting services (valued at $0.08, $0.18 and $0.42 per share)	36,595	-	-	-	-	36,595	-	-
Issuance of common stock for website acquisition (valued at $0.80 per share)	600,000	-	-	750,000	75	599,925	-	-
Sale of preferred stock (at $.0001 per share)	1,860,000	400,000	40	-	-	1,859,960	-	-
Dividends from allocation of proceeds for the beneficial conversion feature of preferred stock	-	-	-	-	-	480,000	-	(480,000)
Exercise of warrants (at $0.16, $0.20 and $0.25 per share)	18,000	-	-	165,000	17	34,233	(16,250)	-
Net loss	(3,114,225)	-	-	-	-	-	-	(3,114,225)
Balance, December 31, 2006	3,513,331	400,000	40	46,935,125	4,694	9,980,762	(16,250)	(6,455,915)
Cash received from prior exercise of warrants	16,250	-	-	-	-	-	16,250	-
Issuance of common stock for consulting services (valued at $0.50 and $0.33 per share)	-	-	-	432,000	43	(43)	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	31,320	-	-	-	-	31,320	-	-
Beneficial conversion feature of convertible promissory notes	666,648	-	-	-	-	666,648	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	155,000	-	-	861,111	86	154,914	-	-
Stock-based compensation expense	672,532	-	-	-	-	672,532	-	-
Issuance of warrants, net (valued at $0.10 per share)	19,094	-	-	-		19,094	-	-
Issuance of common stock for waiver and release (valued at $0.25 per share)	250,000	-	-	1,000,000	100	249,900	-	-
Exercise of warrants (at $0.10 per share)	150,000	-	-	1,500,001	150	149,850	-	-
Net loss	(3,949,184)	-	-	-	-	-	-	(3,949,184)
Balance, December 31, 2007	1,524,991	400,000	40	50,728,237	5,073	11,924,977	-	(10,405,099)
Exercise of warrants (at $0.10 per share)	21,333	-	-	213,333	21	21,312	-	-
Issuance of common stock for conversion of convertible promissory notes (at $0.18 per share)	20,000	-	-	111,111	11	19,989	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	76,176	-	-	-	-	76,176	-	-
Beneficial conversion feature of convertible promissory notes	188,740	-	-	-	-	188,740	-	-
Stock-based compensation expense	727,800	-	-	-	-	727,800	-	-
Issuance of common stock for accrued interest (at $0.15 per share)	43,757	-	-	291,713	29	43,728	-	-
Issuance of common stock for website acquisition (valued at $0.13 per share)	117,000	-	-	900,000	90	116,910	-	-
Net loss	(3,748,946)	-	-	-	-	-	-	(3,748,946)
Balance, December 31, 2008	(1,029,149)	400,000	40	52,244,394	5,224	13,119,632	-	(14,154,045)
Stock-based compensation expense	215,708	-	-	-	-	215,708	-	-
Issuance of common stock for accrued interest (at $0.08 per share)	79,500	-	-	993,750	100	79,400	-	-
Allocation to warrants from sale of convertible promissory notes and warrants	34,992	-	-	-	-	34,992	-	-
Beneficial conversion feature of convertible promissory notes	168,000	-	-	-	-	168,000	-	-
Issuance of common stock for conversion of preferred stock	-	(320,343)	(32)	4,429,522	443	(411)	-	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	84,932	-	-	5,662,095	566	84,366	-	-
Net loss	(968,848)	-	-	-	-	-	-	(968,848)
Balance, December 31, 2009	(1,414,865)	79,657	8	63,329,761	6,333	13,701,687	-	(15,122,893)
Stock-based compensation expense	361	-	-	-	-	361	-	-
Issuance of common stock for accrued interest (at $0.015 per share)	71,171	-	-	4,744,715	474	70,697	-	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	458,492	-	-	30,566,164	3,057	455,435	-	-
Net loss	(540,601)	-	-	-	-	-	-	(540,601)
Balance, December 31, 2010	(1,425,442)	79,657	8	98,640,640	9,864	14,228,180	-	(15,663,494)
Issuance of common stock for accrued interest (at $0.015 per share)	36,730	-	-	2,448,642	245	36,485	-	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	539,076	-	-	35,938,408	3,594	535,482	-	-
Deferred financing	(203,349)	-	-	-	-	(203,349)	-	-
Net earnings	973,774	-	-	-	-	-	-	973,774
Balance, March 31, 2011	$(79,211)	79,657	$8	137,027,690	$13,703	$14,596,798	$-	$(14,689,720)

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)
			Period
			October 8, 2003
	For the Three Months Ended		(Date of Formation)
	March 31,		Through
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net income (loss)	$973,774	$(164,924)	$(14,209,720)
Adjustments to reconcile net income (loss) to net cash (used in) generated by operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	4,257	7,480	4,689,645
Impairment of assets	-	-	1,042,876
Gain on sale of property and equipment	-	-	2,472
Gain on sale of investments	(1,408,827)	-	(1,448,989)
Accretion for beneficial conversion feature, note discount, note cost amortization and deferred financing	160,316	113,407	1,679,194
Stock-based compensation	-	120	2,201,697
Other non-cash compensation	-	-	269,094
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,346)	2,398	(3,234)
Decrease (increase) in prepaid expenses and other assets	6,080	310,521	(8,762)
Increase (decrease) in accounts payable	80,511	(30,566)	273,337
Increase (decrease) in accrued expenses and other liabilities	156,380	(199,311)	310,163
(Decrease) increase in unearned revenue	(821)	283	482
Net cash (used in) provided by operating activities	(29,676)	39,408	(5,201,745)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(262,290)
Sale of property and equipment	-	-	50,889
Proceeds from sale of marketable securities	758,827	-	798,989
Acquisitions	-	-	(13,000)
Net cash provided by investing activities	758,827	-	574,588
Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	-	-	1,930,000
Proceeds from issuance of preferred stock, net	-	-	1,860,000
Proceeds from exercise of common stock warrants and issuance of common stock	-	-	2,231,533
Payments for redemption of notes	-	-	(250,000)
Payments for redemption of common stock	-	-	(400,000)
Net cash provided by financing activities	-	-	5,371,533
Net change in cash and cash equivalents	729,151	39,408	744,376
Cash and cash equivalents - beginning of period	15,225	3,039	-
Cash and cash equivalents - end of period	$744,376	$42,447	$744,376

Supplementary information:
Cash paid during the periods for:
Interest	$-	$-	$9,328
Income taxes	$-	$-	$-
Acquisitions	$-	$-	$13,000
Details of acquisitions:
Fair value of assets acquired	$-	$-	$2,790
Fair value of liabilities assumed	-	-	(5,857)
Intangibles	-	-	5,533,067
Common stock issued to effect acquisition	$-	$-	$5,517,000
Non-cash transactions during the periods for:
Conversion of promissory notes	$539,076	$-	$1,257,500
Issuance of common stock for accrued interest	$36,730	$41,528	$231,157
Exchange of assets for elimination of common stock warrants and deferred financing	$650,000	$-	$650,000
Stock-based compensation: Common stock	$-	$-	$1,275,751
Stock-based compensation: Common stock options	-	120	601,416
Stock-based compensation: Common stock warrants	-	-	324,530
Other non-cash compensation: Issue of warrants, net	-	-	19,094
Other non-cash compensation: Issuance of common stock for waiver and release	-	-	250,000

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND THE PERIOD
OCTOBER 8, 2003 (DATE OF FORMATION) THROUGH MARCH 31, 2011

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2011, and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by BigString and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2010 was derived from audited financial statements.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in BigString’s 2010 annual report on Form 10-K for the year ended December 31, 2010.

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

PeopleString Corporation (“PeopleString”), incorporated in the state of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. BigString currently owns less than 20% of PeopleString’s outstanding common stock.

BigString is considered a development stage enterprise in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”  BigString has limited revenue to date, continues to raise capital and there is no assurance that BigString will ultimately achieve a profitable level of operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BigString and its subsidiary, BigString Interactive, which is a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period and after preferred stock dividend requirements. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period and after preferred stock dividend requirements. For the three months ended March 31, 2010, all potentially dilutive securities, which include convertible notes, outstanding preferred stock, warrants and options, have been excluded from the computation, as their effect is antidilutive.

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

As of March 31, 2011 and December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents and investments. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The fair value of BigString’s investment in PeopleString is determined based on quoted market prices in public markets and is categorized as Level 1, and was previously determined based on the most recent private placement per share purchase price for PeopleString’s common stock and was categorized as Level 2. The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 3 during the three months ended March 31, 2011 and the year ended December 31, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

		Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Cash and cash equivalents	$744,376	$744,376	$-	$-
Investments	3,981,640	3,981,640	-	-
	$4,726,016	$4,726,016	$-	$-
December 31, 2010
Cash and cash equivalents	$15,225	$15,225	$-	$-
Investments	1,250,000	-	1,250,000	-
	$1,265,225	$15,225	$1,250,000	$-

There were no financial assets accounted for at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of March 31, 2011 and December 31, 2010.

NOTE 4. ACQUISITIONS

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

On July 16, 2004, BigString completed the acquisition of Email Emissary, Inc. (“Email Emissary”). BigString purchased 100% of Email Emissary’s stock in exchange for 20,000,000 shares of BigString’s common stock. BigString acquired Email Emissary to consolidate its marketing and development operations. The purchase price of $4,800,000 was allocated to both tangible and intangible assets and liabilities based on estimated fair values. Approximately $4,803,000 of identifiable intangible assets (patent application, trademark and websites) arose from this transaction. Such intangible assets are being amortized on a straight-line basis over the estimated economic life of five years. Email Emissary was dissolved on May 17, 2007.

This acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Email Emissary has been included in BigString’s consolidated financial statements from July 16, 2004, the date of closing.

As of December 31, 2008, each of the intangible assets had been fully amortized and/or impaired.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
Computer equipment and internal software	$159,313	$159,313
Furniture and fixtures	5,721	5,721
	165,034	165,034
Less accumulated depreciation	155,560	151,303
	$9,474	$13,731

Depreciation expense for the three months ended March 31, 2011 and 2010, and for the period October 8, 2003 (Date of Formation) through March 31, 2011, was $4,257, $7,480 and $199,867, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Other intangibles consisted of a patent application and trademark, logos, source codes and websites.  Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including an independent formal appraisal.  Other intangibles were being amortized over five years.

Other intangible assets consist of the following:

	March 31, 2011	December 31, 2010
Patent application and trademark	$4,803,067	$4,803,067
Logos, websites and source codes	730,000	730,000
	5,533,067	5,533,067
Impairment	(1,042,876)	(1,042,876)
	4,490,191	4,490,191
Accumulated amortization	4,490,191	4,490,191
	$-	$-

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $0, $0 and $4,490,191 for the three months ended March 31, 2011 and 2010, and for the period October 8, 2003 (Date of Formation) through March 31, 2011, respectively.

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

NOTE 7. INVESTMENTS

Equity Investment:

BigString owned 18% of PeopleString’s outstanding common stock at March 31, 2011, which had a fair market value of $3,981,640 based on the closing price of PeopleString common stock at such date. A consolidated balance sheet for PeopleString is as follows:

	March 31, 2011	December 31, 2010
Assets	$437,916	$613,236

Liabilities	298,653	312,641
Stockholders' equity	139,263	300,595
Total liabilities and stockholders' equity	$437,916	$613,236

For the three months ended March 31, 2011 and 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2010, BigString recorded losses of $0, $0 and $500, respectively, on the deconsolidation of its prior subsidiary, PeopleString. The loss is limited to BigString’s investment in PeopleString as BigString has no obligation to fund additional investments, and at March 31, 2011, the historical cost value of equity investments was $0.

Cost Method Investment:

In April 2009, BigString sold 15,000,000 shares of common stock in FindItAll, Inc. for $40,000 in a private transaction. The remaining $3,000 investment in FindItAll, Inc. continues to be held at cost in other assets on BigString’s consolidated balance sheets.

NOTE 8. OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income, interest expense, and other, net. The components of other, net consist of gain on investments, other income, expenses related to the convertible debenture financings, preferred stock financing, warrant and common stock financings and loss (gain) on investments and are as follows:

			Period
			October 8, 2003
	Three months ended		(Date of Formation)
	March 31,		Through
	2011	2010	March 31, 2011
Gain on sale of investments	$1,408,827	$-	$1,448,989
Other income	-	-	86,720
Amortization of debt issue costs	(6,080)	(26,112)	(392,012)
Amortization of promissory note discount	(5,415)	(12,378)	(141,274)
Amortization of beneficial conversion feature	(17,551)	(74,917)	(1,014,638)
Amortization of deferred financing	(28,200)	-	(28,200)
Other financing expenses	-	-	(509,394)
	$1,351,581	$(113,407)	$(549,809)

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2011, gain on sale of investment contains $18,826 from the sale of PeopleString common shares in January 2011, $740,000 from the sale of PeopleString common shares in March 2011, and $650,000 from the issuance of PeopleString common shares as part of an Agreement and Release as discussed in Note 10.

Other income contains the reversals of $66,079 of public relations expense and $20,641 of investor relations expense.

Debt issue costs for the June 2009, August 2008, February 2008 and May 2007 financings were $33,552, $18,977, $91,706 and $248,939, respectively, and are being amortized over the term of each note, which is 24, 5, 36 and 36 months, respectively. Amortization is accelerated for the proportion of promissory notes which are converted in a period.

Deferred financing costs were $65,000, $250,000 and $22,500 for the June 2009, February 2008 and May 2007 financings, respectively, and are being amortized over the incremental term of each note for the parties in the Agreement and Release.

Other financing expenses include $250,000 of stock-based other non-cash compensation for the fair market value of common stock issued for a waiver and release related to the debt financing in 2007.

NOTE 9. INCOME TAXES

BigString applies the provisions of the ASC 740, “Income Taxes.”  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of March 31, 2011 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString may continue to incur losses.

Components of deferred income tax assets are as follows:

March 31, 2011
Tax Effect
Deferred tax assets - current
Benefit due to loss carryforward	$4,973,402
Valuation allowance	(4,973,402)
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

BigString has participated in the state of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (the “Program”), which allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey corporation business taxpayers. The Program requires that the purchaser pay at least 75% of the amount of the surrendered tax benefit. For the year ended December 31, 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2011, BigString recorded a net state tax benefit of $0 and $997,099, respectively, as a result of its sale of New Jersey state net operating losses and New Jersey state research and development credits. Since New Jersey law provides that net operating losses can be carried over for up to seven years, BigString may be able to transfer its unused New Jersey net operating losses in future years.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10. DEBT

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

On January 31, 2011, BigString entered into a separate Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited which extended the terms of the June 23, 2009 convertible notes and other convertible notes issued by BigString to each of them by two years.  As a result, the term of the June 23, 2009 convertible notes has been extended to June 23, 2013.  The Agreement and Releases are discussed in greater detail below in this Note 10.

At March 31, 2011, the outstanding aggregate principal amount of the June 23, 2009 convertible notes was $75,000.

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

BigString incurred transaction fees of approximately $19,000 in connection with the August 25, 2008 financing. BigString accounted for the convertible feature of the notes under ASC 815-15-10, and related interpretations including ASC 815-40-05. Due to the conversion rights only upon an event of default, $2,080 was included as additional paid in capital based on a weighted conversion discount. The warrants did not have a conversion discount, and accordingly, no proceeds were allocated to the warrants based on fair value, nor included as additional paid in capital.

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

The convertible notes issued on February 29, 2008 were scheduled to mature on February 28, 2011.  On January 31, 2011, BigString entered into a separate Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited which extended the terms of the February 29, 2008 convertible notes and other convertible notes issued by BigString to each of them by two years.  As a result, the term of the February 29, 2008 convertible notes has been extended to February 28, 2013.  The Agreement and Releases are discussed in greater detail below in this Note 10.

At March 31, 2011, the outstanding aggregate principal amount of the February 29, 2008 convertible notes was $250,000.

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

On May 1, 2010, the convertible notes issued by BigString on May 1, 2007 to each of Alpha Capital Anstalt, Iroquois Master Fund and Whalehaven Capital Fund Limited matured. On November 5, 2010, BigString received a notice of default from Iroquois Capital Management, LLC demanding immediate repayment of the entire balance of the convertible note in cash plus all accrued and unpaid interest and penalties. Subsequently, Iroquois Capital Management, LLC verbally rescinded such demand.  The convertible notes issued to each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited were extended by two years pursuant to the terms of the Agreement and Release between BigString and each of them.  As a result, the term of the convertible notes issued to each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited have been extended to May 1, 2012.  The term of the convertible note issued to Iroquois Capital Management, LLC was not extended.

On January 31, 2011, BigString entered into a separate Agreement and Release (each an “Agreement and Release”) with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited (collectively, the “Releasors”). As discussed above in this Note 10, each of the Releasors is the holder of convertible notes previously issued to each of them by BigString on the following dates and in the following principal amounts: May 1, 2007 in the principal amount of $250,000; February 29, 2008 in the principal amount of $250,000; and June 23, 2009 in the principal amount of $75,000 (collectively the “Notes”). Each of the Releasors is also the holder of certain warrants to acquire shares of BigString’s common stock that were previously issued to each of them by BigString on the following dates: February 29, 2008 for the right to purchase 833,333 shares (including an additional 729,167 shares as adjusted) of BigString’s common stock; and June 23, 2009 for the right to purchase 2,500,000 shares of BigString’s common stock (collectively, the “Warrants”). Pursuant to the terms of each Agreement and Release the Warrants held by each of the Releasors was cancelled and each of the Notes held by each of them was amended to extend the term by two years. In addition, the Releasors released any claims they each had or may have had against BigString through the date of their respective Agreement and Release. In consideration of the foregoing, BigString has transferred 500,000 shares of PeopleString common stock to Alpha Capital Anstalt and 1,500,000 shares of PeopleString common stock to Whalehaven Capital Fund Limited. BigString accounted for the transaction as a gain on investment, waived accrued interest expense, cancellation of warrants, deferred financing cost which will be accrued over the remaining life of the notes and interest expense.

At March 31, 2011, the outstanding aggregate principal amount of the May 1, 2007 convertible notes was $97,500.

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

For the three months ended March 31, 2011 and 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2011, $539,076, $0 and $1,257,500, respectively, of the convertible notes were converted resulting in 35,938,408, 0 and 73,138,889 shares, respectively, of BigString’s common stock being issued to the holders of the convertible notes. Information regarding the convertible notes outstanding at March 31, 2011 and December 31, 2010 is as follows:

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2011	December 31, 2010
Convertible notes, May 1, 2007, maturing May 1, 2010 and May 1, 2012	$97,500	$292,500
Beneficial conversion feature	-	-
Note Discount	-	-
Deferred financing	(19,500)	-
	78,000	292,500

Convertible notes, February 29, 2008, maturing February 28, 2013	$250,000	$594,076
Beneficial conversion feature	-	(8,801)
Note Discount	-	(3,592)
Deferred financing	(230,000)	-
	20,000	581,683

Convertible notes, June 23, 2009, maturing June 23, 2013	$75,000	$75,000
Beneficial conversion feature	(8,750)	(17,500)
Note Discount	(1,215)	(3,037)
Deferred financing	(59,800)	-
	5,235	54,463
	$103,235	$928,646

For the three months ended March 31, 2011 and 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2011, BigString issued 2,448,642, 2,768,555 and 8,478,820 shares, respectively, of BigString’s common stock in lieu of $36,730, $41,528 and $231,156, respectively, of accrued interest. Future accrued interest payments, which may include shares of BigString’s common stock in lieu of accrued interest, on the May 1, 2007, February 29, 2008 and June 23, 2009 convertible notes are currently estimated as follows:

Accrued
Years Ending	Interest
December 31,	Payments
2011	$21,784
2012	25,221
2013	19,500
$66,505

Change in Control

Management believes that a change in control of BigString may occur in the future in the event that Alpha Capital Anstalt converts and exercises all or substantially all of the convertible notes of BigString’s common stock held by it.

NOTE 11. COMMON STOCK

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
BIGSTRING CORPORATION AND SUBSIDIARY
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

During 2004, BigString completed the acquisition of Email Emissary in exchange for 20,000,000 shares of BigString’s common stock, which had a fair market value of $4,800,000, or $0.24 per share, based on the weighted average private placement per share purchase prices in 2003 and 2004.

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

On March 2, 2009, BigString issued 525,000 shares of its common, at $0.08 per share, stock for accrued interest on convertible promissory notes totaling $42,000.

On May 1, 2009, BigString issued 468,750 shares of its common stock, at $0.08 per share, for accrued interest on convertible promissory notes totaling $37,500.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On January 10, 2011, BigString issued 1,666,667 shares of its common stock upon the conversion of convertible promissory notes totaling $25,000. The conversion price was $0.015 per share.

On January 20, 2011, BigString issued 10,465,761 shares of its common stock upon the conversion of convertible promissory notes totaling $156,986. The conversion price was $0.015 per share.

On January 24, 2011, BigString issued 5,800,000 shares of its common stock upon the conversion of convertible promissory notes totaling $87,000. The conversion price was $0.015 per share.

On January 25, 2011, BigString issued 4,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $60,000. The conversion price was $0.015 per share.

On January 26, 2011, BigString issued 3,333,334 shares of its common stock upon the conversion of convertible promissory notes totaling $50,000. The conversion price was $0.015 per share.

On February 24, 2011, BigString issued 3,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $45,000. The conversion price was $0.015 per share.

On March 11, 2011, BigString issued 3,353,457 shares of its common stock upon the conversion of convertible promissory notes totaling $50,302. The conversion price was $0.015 per share.

On March 11, 2011, BigString issued 2,448,642 shares of its common stock, at $0.015 per share, for accrued interest on convertible promissory notes totaling $36,730.

On March 16, 2011, BigString issued 4,319,189 shares of its common stock upon the conversion of convertible promissory notes totaling $64,788. The conversion price was $0.015 per share.

NOTE 12. PREFERRED STOCK

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

BigString accounted for the convertible preferred stock under ASC 815-15-10, and related interpretations including ASC 815-40-05. BigString performed calculations allocating the proceeds of the Series A Preferred Stock with detachable warrants to each respective security at its value. The value of the warrants of $400,000 was recorded as a reduction of the Series A Preferred Stock and credited to additional paid-in-capital. The recorded discount of $480,000 resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to the preferred stockholders at the date of issuance of the convertible preferred stock.

On July 1, 2009, BigString issued 4,429,522 shares of its common stock upon the conversion of 320,343 shares of Series A Preferred Stock, par value $0.0001 per share.

NOTE 13. SHARE-BASED COMPENSATION

Warrants:

During 2004, BigString granted warrants as payment for advisory services. The warrants provided for the purchase of 60,000 shares of BigString’s common stock at an exercise price of $0.25. Certain of these warrants were exercised in 2005, which resulted in 45,000 shares of BigString’s common stock being issued to the holders thereof. As a result of these exercises, BigString received $11,250 in gross proceeds. The remainder of these warrants was exercised in 2006, which resulted in 15,000 shares of BigString’s common stock being issued to the holder thereof. As a result of this exercise, BigString recorded a subscription receivable of $3,750. In connection with the grant of these warrants, BigString recorded an expense of $3,500 which is included in BigString’s consolidated statements of operations for the year ended December 31, 2004. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

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

On September 23, 2005, BigString granted warrants to a consultant as payment for advisory services. One warrant provides for the purchase of 1,246,707 shares of BigString’s common stock with a per share exercise price of $0.16, and the second warrant provides for the purchase of 1,196,838 shares of BigString’s common stock with a per share exercise price of $0.20. A portion of each warrant, representing 50,000 shares of common stock, was assigned to a third party. The assigned portions of the warrants were exercised in 2006, which resulted in 100,000 shares of BigString’s common stock being issued to the holder thereof. As a result of these exercises, BigString received $18,000 in gross proceeds. The remainder of each of these warrants expired on September 23, 2010. In connection with the grant of these warrants, BigString recorded an expense of $171,800, which is included in BigString’s consolidated statements of operations for the year ended December 31, 2005. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

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

On December 1, 2006, BigString granted warrants to two consultants as payment for advisory services. Each warrant provides for the purchase of 50,000 shares of BigString’s common stock at an exercise price of $0.50 per share. Each of these warrants is due to expire on December 1, 2011. In connection with the grant of these warrants, BigString recorded an expense of $6,530 which is included in BigString’s consolidated statements of operations for the year ended December 31, 2006. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 4%; and expected life of 3 years. The weighted average fair value of these warrants was $0.08 per share.

As discussed in Note 10, on May 1, 2007, BigString granted warrants to purchase up to 1,991,112 shares of BigString's common stock to the 2007 Subscribers and Gem Funding LLC. Each of the warrants has a term of five years from May 1, 2007 and was fully vested on the date of issuance. The warrants are exercisable at $0.30 per share of common stock, as adjusted. A total of $31,320 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 10, on February 29, 2008, BigString granted warrants to purchase up to 2,706,666 shares of BigString's common stock to the 2008 Subscribers and Gem Funding LLC. Each of the warrants has a term of five years from February 29, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.15 per share of common stock, as adjusted. A total of $76,176 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers and Gem Funding LLC were adjusted.

As discussed in Note 10, on August 25, 2008, BigString granted warrants to purchase up to 800,000 shares of BigString's common stock to Dwight Lane Capital, LLC and Marc W. Dutton. Each of the warrants has a term of ten years from August 25, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.08 per share of common stock. The warrants did not have a conversion discount, and accordingly, no proceeds for the convertible notes and warrants was allocated to the warrants, based on fair value, nor included as additional paid in capital. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers, the 2008 Subscribers and Gem Funding LLC were adjusted.

As discussed in Note 10, on June 23, 2009, BigString granted warrants to purchase up to 6,000,000 shares of BigString's common stock to the 2009 Subscribers. Each of the warrants has a term of five years from June 23, 2009 and was fully vested on the date of issuance. The warrants are exercisable at $0.015 per share of common stock, as adjusted. A total of $34,992 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers, the 2008 Subscribers and Gem Funding LLC were adjusted.

As discussed in Note 10, on January 31, 2011, BigString entered into a separate Agreement and Release with each of the Releasors. Pursuant to the terms of each Agreement and Release, the Releasors have each agreed to forfeit the Warrants held by each of them to BigString for cancellation. Warrants to purchase 8,125,000 shares of BigString’s common stock, exercisable at $0.015 per share of common stock, were cancelled, resulting in a reduction of additional paid in capital of $203,349.

The number of warrants outstanding as of January 1, 2011 and changes to such number during the three months ended March 31, 2011 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2011	14,050,000	$0.13	3.2	$175,500
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	(8,125,000)	$0.02
Warrants outstanding at March 31, 2011	5,925,000	$0.30	3.2	$17,875
Warrants exercisable at March 31, 2011	5,925,000	$0.30	3.2	$17,875

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the three months ended March 31, 2011 and 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2011, were 0, 0 and 28,764,657, respectively.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants exercised during the three months ended March 31, 2011 and 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2011 were 0, 0 and 1,923,334, respectively.  Cash received during the three months ended March 31, 2011 and 2010 from the exercise of warrants was $0 and $0, respectively. The total intrinsic value of warrants exercised in the three months ended March 31, 2011 and 2010 was $0 and $0, respectively.

During the three months ended March 31, 2011 and 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2011, 8,125,000, 0 and 18,522,778 warrants were cancelled, respectively, with an aggregate intrinsic value of $121,875, $0 and $121,875, respectively, at the date of cancellation. During the three months ended March 31, 2011 and 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2011, 0, 0 and 2,393,545 warrants were forfeited or expired, respectively, with an aggregate intrinsic value of $0, $0 and $26,000, respectively, at the date of forfeit or expiration.

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

On July 11, 2006, BigString granted a non-qualified stock option to purchase 575,100 shares of BigString’s common stock to Kieran Vogel. The non-qualified stock option has a term of five years from July 11, 2006 and an exercise price of $0.32 per share. For the year ended December 31, 2006, BigString recorded a consulting expense of $47,775 in connection with the contractual relationship between Mr. Vogel and BigString related to Mr. Vogel’s participation in BigString’s OurPrisoner program. These stock options were granted outside of the Equity Incentive Plan.

On July 11, 2006, BigString granted incentive stock options to purchase 2,620,000 shares of BigString’s common stock under its Equity Incentive Plan to certain of BigString’s employees. Incentive stock options to purchase 1,450,000 shares of BigString’s common stock were granted at an exercise price of $0.32 per underlying share with 25% vesting every three months for one year, and incentive stock options to purchase 1,170,000 shares of BigString’s common stock were granted at an exercise price of $0.50 per underlying share with vesting over periods of three and four years. In addition, non-qualified stock options to purchase 600,000 shares of BigString’s common stock were granted to two non-employee directors at an exercise price of $0.50 per underlying share with vesting over a period of three years. These options were subsequently forfeited.

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

On November 14, 2007, BigString granted incentive stock options to purchase 1,275,000 shares of BigString’s common stock under its Equity Incentive Plan to certain of BigString’s employees. Incentive stock options were granted at an exercise price of $0.18 per underlying share with 25% vesting every three months for one year. In addition, non-qualified stock options to purchase 800,000 shares of BigString’s common stock were granted to three non-employee directors at an exercise price of $0.18 per underlying share with 25% vesting every three months for one year. These options were subsequently forfeited.

On January 14, 2008, BigString granted incentive stock options to purchase 800,000 shares of BigString’s common stock under its Equity Incentive Plan to a new BigString employee. Incentive stock options were granted at an exercise price of $0.22 per underlying share with 25% vesting every three months for one year. These options were subsequently forfeited.

On April 11, 2008, BigString granted incentive stock options to purchase 2,580,000 shares of BigString’s common stock under its Equity Incentive Plan to certain of BigString’s employees. Incentive stock options were granted at an exercise price of $0.21 per underlying share with 25% vesting every three months for one year. In addition, non-qualified stock options to purchase 1,000,000 shares of BigString’s common stock were granted to two non-employee directors at an exercise price of $0.21 per underlying share with 25% vesting every three months for one year. These options were subsequently forfeited.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On October 13, 2008, BigString granted incentive stock options to purchase 300,000 shares of BigString’s common stock under its Equity Incentive Plan to a BigString employee. Incentive stock options were granted at an exercise price of $0.10 per underlying share with 25% vesting every three months for one year. These options were subsequently forfeited.

On November 17, 2008, BigString granted non-qualified stock options to purchase 300,000 shares of BigString’s common stock to a BigString vendor under a partnering arrangement. The stock options were granted at an exercise price of $0.08 per underlying share with 25% vesting every three months for one year. These stock options were granted outside of the Equity Incentive Plan.

For the three months ended March 31, 2011 and 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2011, BigString recorded stock-based option compensation expense of $0, $120 and $601,416, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2011 and changes to such number during the three months ended March 31, 2011 are as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2011	6,950,100	$0.36	3.4	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	-	$-
Options outstanding at March 31, 2011	6,950,100	$0.36	3.2	$-
Options exercisable at March 31, 2011	6,950,100	$0.36	3.2	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the three months ended March 31, 2011 and 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2010 were 0, 0 and 12,650,100, respectively.

No options were exercised, and no cash received from option exercises and purchases of shares for the three months ended March 31, 2011 and 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2011. The total tax benefit attributable to options exercised in the period October 8, 2003 (Date of Formation) through March 31, 2011 was $0.

During the three months ended March 31, 2011 and 2010, and the period October 8, 2003 (Date of Formation) through March 31, 2011, options to purchase a total of 0, 2,200,000, and 5,700,000 shares of BigString’s common stock, respectively, were cancelled, forfeited or expired with an aggregate intrinsic value of $0, $0 and $0, respectively, at the date of expiration.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

Three Months Ended
March 31,
	2011	2010
Risk-free interest rate	-%	-%
Expected volatility	-%	-%
Expected life (in years)	-	-
Dividend yield	-	-

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

NOTE 14. RELATED PARTY TRANSACTIONS

On December 29, 2008, BigString signed an agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of BigString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the three months ended March 31, 2011 and 2010, and the period October 8, 2003 (Date of Formation) through March 31, 2011 were $69,310, $78,436 and $189,746, respectively.

On April 2, 2009, PeopleString entered into a verbal agreement with BigString to license BigString’s messaging technology and share the cost of certain common services. At March 31, 2011, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. BigString recorded revenue for the three months ended March 31, 2011 and 2010, and the period October 8, 2003 (Date of Formation) through March 31, 2011 of $10,500, $10,500 and $85,500, respectively.

Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2009, the shared services included hosting, insurance, rent, payroll and miscellaneous general and administrative expenses, and were primarily paid by BigString. In 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and were primarily paid by PeopleString by year-end. PeopleString’s management determined, in their sole discretion, based on their subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that is allocated to PeopleString. BigString recorded expense for the three months ended March 31, 2011 of $37,121 and expense reductions for the three months ended March 31, 2010 and the period October 8, 2003 (Date of Formation) through March 31, 2011 of $23,073 and $100,622, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities, which requires BigString to pay certain executory costs (such as insurance and maintenance). Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2011	$24,690
2012	5,487
$30,177

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Rental expense, excluding shared service costs, was $0, $6,900 and $239,640 for the three months ended March 31, 2011 and 2010, and the period October 8, 2003 (Date of Formation) through March 31, 2011, respectively.

Computer co-location, power and Internet access expense, including shared service costs, was $8,196, $5,676 and $233,145 for the three months ended March 31, 2011 and 2010, and the period October 8, 2003 (Date of Formation) through March 31, 2011, respectively.

Marketing Affiliate Commitments:

In connection with contracts to provide email services to marketing affiliates, BigString may be obligated to make payments, which may represent a portion of net advertising and/or service revenues, to its marketing affiliates.  As of the three months ended March 31, 2011 and 2010, and the period October 8, 2003 (Date of Formation) through March 31, 2011, these commitments were not material.

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

NOTE 16. SUBSEQUENT EVENTS

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

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about BigString‘s financial condition and results of operations for the three months ended March 31, 2011 and 2010.  This information should be read in conjunction with BigString’s unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010, and the period October 8, 2003 (Date of Formation) through March 31, 2011, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in BigString’s annual report on Form 10-K for the year ended December 31, 2010. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

PeopleString, incorporated in the state of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. PeopleString is a separate reporting company under the Exchange Act. As of May 17, 2011, BigString owned less than 16% of PeopleString’s outstanding common stock.

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

BigString’s innovations in recallable, erasable email provide a new level of privacy and security for those who wish to protect their proprietary information and manage their digital rights.  BigString serves three main email markets: free and paid email accounts for individuals, professional business email solutions, and email hosting services. BigString 3.0 email provides, at no cost to its users, advanced spam filters, virus protection and large-storage, web-based email accounts with features similar to those offered by AOL®, Yahoo®, Hotmail®, Google®, Verizon® and Comcast®. In addition to the equivalent features provided by competitors, BigString 3.0 offers erasable, recallable and self-destructing applications, non-printable and non-forwardable emails, set time or number of views (including ‘view-once’) and masquerading to protect the sender’s privacy and security. BigString 3.0 also allows a sender to view tracking reports that indicate when emails were opened by the recipient and how many times they were viewed.  Senders can add, change and/or delete attachments before or after a recipient opens the email.  In addition, BigString 3.0 allows senders to direct emails to disintegrate in front of their recipients’ eyes and allows senders to create, save and send self-destructing video email.

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

Recent Accounting Pronouncements.  BigString’s significant accounting policies are summarized in Note 1 of BigString’s annual report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the three months ended March 31, 2011 and BigString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its consolidated financial statements.

Index

Results of Operations

For the Three Months Ended March 31, 2011 and 2010

Net Loss.  For the three months ended March 31, 2011, net earnings were $973,774, as compared to a net loss of $164,924 for the three months ended March 31, 2010. The $1,138,698 increase in net earnings was primarily attributable to a $1,464,988 increase in Other, net income related to gains on sales of investments.

Revenues.  For the three months ended March 31, 2011, revenues were $17,287, a $1,205 increase from revenues of $16,082 earned in the three months ended March 31, 2010.  Of the revenues generated for the three months ended March 31, 2011, $13,122 was generated from product and service fees and $4,165 was generated from advertisers, as compared to $13,289 from product and service fees and $2,793 from advertisers for the three months ended March 31, 2010.

At March 31, 2011, unearned revenue from product and service fees decreased to $482 from $1,303 at December 31, 2010.

Operating Expenses.  For the three months ended March 31, 2011, operating expenses were $297,202, a $250,885 increase from operating expenses of $46,317 incurred in the three months ended March 31, 2010.

●
Cost of revenues: Cost of revenues for the three months ended March 31, 2011 were $14,003, as compared to $13,624 for the same prior year period.  The $379 increase in cost was primarily attributable to increased costs associated with increased revenues.

●
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the three months ended March 31, 2011 were $283,199, as compared to $32,693 for the same prior year period.  The increase in expenses was primarily attributable to increased compensation and professional fees.

Other income (expense).  For the three months ended March 31, 2011, other income was $1,253,689, a $1,388,378 increase over other expenses of $134,689 in the three months ended March 31, 2010.

●	Interest income: Interest income for the three months ended March 31, 2011 was $19, as compared to $19 for the same prior year period.

●
Interest expense: Interest expense for the three months ended March 31, 2011 was $97,911, as compared to $21,301 for the same prior year period. The $76,610 increase was primarily attributable to expenses partially offsetting gains associated with the Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited.

●
Other, net: Other, net income for the three months ended March 31, 2011 was $1,351,581, as compared to expenses of $113,407 for the same prior year period. The $1,464,988 increase was primarily attributable $758,827 of gains on sales of investments and a $650,000 gain associated with the transfer of assets pursuant to the Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited.

Income Taxes.  For the three months ended March 31, 2011 and 2010, BigString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

Index

Liquidity and Capital Resources

BigString’s operating and capital requirements have exceeded its cash flow from operations as BigString has been building its business.  Since inception through March 31, 2011, BigString has expended $4,627,157 for operating and investing activities, which has been primarily funded by investments of $5,371,533 from BigString’s stockholders and convertible note and warrant holders.  For the three months ended March 31, 2011, BigString generated $729,151 for operating and investing activities, an increase of $689,743 from the amount generated during the three months ended March 31, 2010.

BigString’s cash balance as of March 31, 2011 was $744,376, which was an increase of $729,151 from the cash balance of $15,225 as of December 31, 2010. This increase to the cash balance was primarily attributable to sales of investments.

As described herein, BigString participated in the state of New Jersey’s Program, which allows certain high technology and biotechnology companies to sell unused NOL carryforwards and research and development credits to other New Jersey corporation business taxpayers. On January 11, 2010, BigString received net proceeds of $310,108. BigString may also be able to transfer its unused New Jersey net operating losses and research and development credits in future years and may apply for participation again in future years.

On January 31, 2011, BigString entered into a separate Agreement and Release with each of the Releasors, who are the holders of the Notes and the Warrants (see Note 10 to BigString’s unaudited consolidated financial statements contained herein). Pursuant to the terms of each Agreement and Release, the Releasors have each agreed to forfeit the Warrants held by each of them to BigString for cancellation and to enter into amendments to each of the Notes held by each of them whereby the term of each Note will be extended by two years. In addition, the Releasors have each agreed to release any claims they each had or may have had against BigString through the date of their respective Agreement and Release. In consideration of the foregoing, BigString has transferred 500,000 shares of PeopleString common stock to Alpha Capital Anstalt and 1,500,000 shares of PeopleString common stock to Whalehaven Capital Fund Limited.

BigString realized $18,826 from the sale of PeopleString common shares in January 2011 and $740,000 from the sale of shares of PeopleString common stock in March 2011. BigString also realized $260,000 from the sale of shares of PeopleString common stock in April 2011. As of May 17, 2011, BigString owned 5,475,600 shares of PeopleString common stock, approximately 15.8% of the issued and outstanding shares.

Management believes BigString’s current cash balance of $675,637 at May 10, 2011 is sufficient to fund the minimum level of operations for the next twelve months.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

On May 1, 2010, the convertible notes issued by BigString on May 1, 2007 to each of Alpha Capital Anstalt, Iroquois Master Fund and Whalehaven Capital Fund Limited matured. On November 5, 2010, BigString received a notice of default from Iroquois Capital Management, LLC demanding immediate repayment of the entire balance of the May 1, 2007 convertible note isued to it in cash plus all accrued and unpaid interest and penalties. Iroquois Capital Management, LLC has since verbally rescinded such demand. The terms of the convertible notes issued by BigString on May 1, 2007 to Alpha Capital Anstalt and Whalehaven Capital Fund were extended to May 1, 2012 pursuant to the Agreement and Releases between BigString and each of them.

Item 4.   (Removed and Reserved.)

Item 5.   Other Information

None.

Item 6.   Exhibits

See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BigString Corporation
Registrant

Dated: May 23, 2011	By:	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 23, 2011	By:	/s/ Robert S. DeMeulemeester
Robert S. DeMeulemeester
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

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

4.5
Amendment No. 1, dated as of January 31, 2011, to Convertible Notes issued by BigString to each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited on May 1, 2007, February 29, 2008 and June 23, 2009, incorporated by reference to Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, and 4.6 to the Current Report on Form 8-K filed with the SEC on February 4, 2011.

10.1
Lease between BigString, as Tenant, and Walter Zimmerer & Son, as Landlord, dated February 3, 2009, for the premises located at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed with the SEC on March 31, 2009.

Index

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

10. 4
Letter Agreement, dated September 18, 2006, between BigString and Robert DeMeulemeester, incorporated by reference to Exhibit 10.41 to the Current Report on Form 8-K filed with the SEC on September 21, 2006.

10. 5	BigString Corporation 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.
10.6	Form of Incentive Option Agreement (Employees), incorporated by reference to Exhibit 10.42.1 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.
10.7	Form of Director Option Agreement (Non-employee Directors), incorporated by reference to Exhibit 10.42.2 to the Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.
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

10.12	Agreement and Release, dated as of January 31, 2011, by and between BigString and each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited, incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed with the SEC on February 4, 2011.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.