Form 10-Q
period 2011-06-30
BigString CORP
filed 2011-08-15
CIK 1335282

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2011

  or

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

Number of shares of Common Stock outstanding at August 15, 2011:

Common Stock, par value $0.0001 per share	137,027,690
(Class)	(Number of Shares)

Index

BIGSTRING CORPORATION
FORM 10-Q
JUNE 30, 2011

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time. The safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are currently considered a penny stock issuer.

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

The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$512,561	$15,225
Accounts receivable - net of allowance of $10 and $25, respectively	1,240	1,888
Prepaid expenses and other current assets	4,600	11,842
Total current assets	518,401	28,955
Property and equipment - net	6,814	13,731
Other assets	3,000	3,000
TOTAL ASSETS	$528,215	$45,686

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$125,038	$192,826
Accrued expenses	286,874	262,119
Unearned revenue	40	1,303
Accrued interest	44,602	86,234
Short-term debt	-	928,646
Total current liabilities	456,554	1,471,128
Long term liabilities:
Long-term debt	155,500	-
TOTAL LIABILITIES	612,054	1,471,128

Stockholders' deficiency:
Preferred stock, $0.0001 par value - authorized 1,000,000 shares; issued and outstanding 79,657 and 79,657 shares, respectively	8	8
Common stock, $0.0001 par value - authorized 249,000,000 shares; issued and outstanding 137,027,690 and 98,640,640 shares, respectively	13,703	9,864
Additional paid in capital	14,596,798	14,228,180
Deficit	(14,694,348)	(15,663,494)
Total stockholders' deficiency	(83,839)	(1,425,442)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$528,215	$45,686

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues	$14,441	$16,733	$31,728	$32,814
Operating expenses
Cost of revenues	12,687	11,100	26,690	24,724
Research, development, sales, general and administrative	206,852	36,674	490,052	69,366
Total operating expenses	219,539	47,774	516,742	94,090
Loss from operations	(205,098)	(31,041)	(485,014)	(61,276)
Other income (expense)
Interest income	235	9	254	29
Interest expense	(6,338)	(22,463)	(104,249)	(43,765)
Other, net	206,574	(92,131)	1,558,155	(205,538)
Total other income (expenses)	200,471	(114,585)	1,454,160	(249,274)
(Loss) earnings before provision for income taxes	(4,627)	(145,626)	969,146	(310,550)
Provision for income taxes	-	-	-	-
Net (loss) earnings	$(4,627)	$(145,626)	$969,146	$(310,550)

Net (loss) earnings per common share calculation:
Basic	$(0.00)	$(0.00)	$0.01	$(0.00)
Diluted	$(0.00)	$(0.00)	$0.01	$(0.00)
Weighted average common shares outstanding:
Basic	121,377,161	73,307,696	121,377,161	68,759,281
Diluted	121,377,161	73,307,696	171,950,397	68,759,281

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
 (Unaudited)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In
	Total	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2010	$(1,414,865)	79,657	$8	63,329,761	$6,333	$13,701,687	$(15,122,893)
Stock-based compensation expense	361	-	-	-	-	361	-
Issuance of common stock for accrued interest (at $0.015 per share)	71,171	-	-	4,744,715	474	70,697	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	458,492	-	-	30,566,164	3,057	455,435	-
Net loss	(540,601)	-	-	-	-	-	(540,601)
Balance, December 31, 2010	(1,425,442)	79,657	8	98,640,640	9,864	14,228,180	(15,663,494)
Issuance of common stock for accrued interest (at $0.015 per share)	36,730	-	-	2,448,642	245	36,485	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	539,076	-	-	35,938,408	3,594	535,482	-
Deferred financing	(203,349)	-	-	-	-	(203,349)	-
Net earnings	969,146	-	-	-	-	-	969,146
Balance, June 30, 2011	$(83,839)	79,657	$8	137,027,690	$13,703	$14,596,798	$(14,694,348)

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$969,146	$(310,550)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	6,917	59,838
Gain on sale of investments	(1,668,827)	-
Accretion for beneficial conversion feature, note discount, note cost amortization and deferred financing	212,581	160,374
Stock-based compensation	-	361
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	648	2,241
Decrease in prepaid expenses and other assets	7,242	310,690
(Decrease) in accounts payable	(67,788)	(32,935)
Increase (decrease) in accrued expenses and other liabilities	19,853	(167,367)
(Decrease) increase in unearned revenue	(1,263)	1,139
Net cash (used in) provided by operating activities	(521,491)	23,791
Cash flows from investing activities:
Proceeds from sale of marketable securities	1,018,827	-
Net cash provided by investing activities	1,018,827	-
Net change in cash and cash equivalents	497,336	23,791
Cash and cash equivalents - beginning of period	15,225	3,039
Cash and cash equivalents - end of period	$512,561	$26,830

Supplementary information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions during the periods for:
Conversion of promissory notes	$539,076	$-
Issuance of common stock for accrued interest	$36,730	$55,876
Exchange of assets for elimination of common stock warrants and deferred financing	$650,000	$-
Stock-based compensation: common stock options	$-	$361

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2011, and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented herein have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2010 was derived from audited financial statements.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2010 annual report on Form 10-K for the year ended December 31, 2010.

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

PeopleString Corporation (“PeopleString”), incorporated in the state of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. BigString currently owns approximately 15% of PeopleString’s outstanding common stock.

At June 30, 2011, BigString was no longer considered a development stage enterprise in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BigString and its subsidiary, BigString Interactive, which is a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the six months ended June 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period and after preferred stock dividend requirements. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period and after preferred stock dividend requirements. For the three months ended June 30, 2011 and the three and six months ended June 30, 2010, all potentially dilutive securities, which include convertible notes, outstanding preferred stock, warrants and options, have been excluded from the computation, as their effect is antidilutive.

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

As of June 30, 2011 and December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents and investments. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The fair value of BigString’s investment in PeopleString is determined based on quoted market prices in public markets and is categorized as Level 1, and was previously determined based on the most recent private placement per share purchase price for PeopleString’s common stock and was categorized as Level 2. The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 3 during the six months ended June 30, 2011 and the year ended December 31, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

		Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2011
Cash and cash equivalents	$512,561	$512,561	$-	$-
Investments	1,697,436	1,697,436	-	-
	$2,209,997	$2,209,997	$-	$-
December 31, 2010
Cash and cash equivalents	$15,225	$15,225	$-	$-
Investments	1,250,000	-	1,250,000	-
	$1,265,225	$15,225	$1,250,000	$-

There were no financial assets accounted for at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of June 30, 2011 and December 31, 2010.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010
Computer equipment and internal software	$159,313	$159,313
Furniture and fixtures	5,721	5,721
	165,034	165,034
Less accumulated depreciation	158,220	151,303
	$6,814	$13,731

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended June 30, 2011 and 2010 was $2,660 and $7,194, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $6,917 and $14,674, respectively.

NOTE 5. INVESTMENTS

Equity Investment:

The Company owned approximately 15% of PeopleString’s outstanding common stock at June 30, 2011, which had a fair market value of $1,697,436 based on the closing price of PeopleString common stock at such date. A consolidated balance sheet for PeopleString is as follows:

	June 30, 2011	December 31, 2010
Assets	$1,240,620	$613,236

Liabilities	263,683	312,641
Stockholders' equity	976,937	300,595
Total liabilities and stockholders' equity	$1,240,620	$613,236

At June 30, 2011, the historical cost value of equity investments was $0.

Cost Method Investment:

At June 30, 2011, the Company held a $3,000 investment in FindItAll, Inc. at cost in other assets on the Company’s consolidated balance sheets.

NOTE 6. OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income, interest expense, and other, net. The components of other, net consist of gain on investments, and amortization of expenses related to the convertible debenture, preferred stock, warrant and common stock financings, and are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gain on sale of investments	$260,000	$-	$1,668,827	$-
Amortization of debt issue costs	(1,162)	(19,052)	(7,242)	(45,164)
Amortization of promissory note discount	(1,214)	(13,669)	(6,629)	(26,047)
Amortization of beneficial conversion feature	(8,750)	(59,410)	(26,301)	(134,327)
Amortization of deferred financing	(42,300)	-	(70,500)	-
	$206,574	$(92,131)	$1,558,155	$(205,538)

For the three months ended June 30, 2011, gain on sale of investment contained $260,000 from the sale of PeopleString common shares in April 2011. For the six months ended June 30, 2011, gain on sale of investment contained $260,000, $740,000 and $18,826 from the sale of PeopleString common shares in April 2011, March 2011 and January 2011, respectively, and $650,000 from the issuance of PeopleString common shares in January 2011 as part of several Agreement and Releases as discussed in Note 8.

Deferred financing costs were $65,000, $250,000 and $22,500 for the June 2009, February 2008 and May 2007 financings, respectively, and are being amortized over the incremental term of each note issued in those financings, as such terms may have been extended pursuant to the Agreement and Releases.

NOTE 7. INCOME TAXES

BigString applies the provisions of the ASC 740, “Income Taxes.”  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of June 30, 2011 and December 31, 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString may continue to incur losses.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of deferred income tax assets are as follows:

	June 30, 2011	December 31, 2010
Deferred tax assets - current	Tax Effect	Tax Effect
Benefit due to loss carryforward	$4,975,022	$(5,314,223)
Valuation allowance	(4,975,022)	5,314,223
	$-	$-

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

At December 31, 2010, BigString had available NOL carry forwards of approximately $13.3 million for federal income tax reporting purposes and $1.9 million for state income tax reporting purposes, which expire in various years through 2030. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s NOL and research credit carry forwards may be limited, and, as such, BigString’s NOL carry forwards available to offset future federal taxable income may be limited. Similarly, BigString may be restricted in using its research credit carry forwards to offset future federal income tax expense.

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

Each convertible note had an original term of two years and accrues interest at a rate of 6% annually. The holder of a convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.015 per share, as adjusted. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time. The warrants have an exercise price of $0.015 per share, as adjusted. The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

On January 31, 2011, BigString entered into a separate Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited which extended the terms of the June 23, 2009 convertible notes and other convertible notes issued by BigString to each of them by two years.  As a result, the term of the June 23, 2009 convertible notes has been extended to June 23, 2013. The Agreement and Releases are discussed in greater detail below in this Note 8.

At June 30, 2011, the outstanding aggregate principal amount of the June 23, 2009 convertible notes was $75,000.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
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

Each convertible note had an original term of three years and accrues interest at a rate of 6% annually. The holder of a convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.15 per share, as adjusted. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time. The warrants have an exercise price of $0.15 per share, as adjusted. The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

The convertible notes issued on February 29, 2008 were scheduled to mature on February 28, 2011.  On January 31, 2011, BigString entered into a separate Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited which extended the terms of the February 29, 2008 convertible notes and other convertible notes issued by BigString to each of them by two years.  As a result, the term of the February 29, 2008 convertible notes has been extended to February 28, 2013.  The Agreement and Releases are discussed in greater detail below in this Note 8.

At June 30, 2011, the outstanding aggregate principal amount of the February 29, 2008 convertible notes was $250,000.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Each convertible note had an original term of three years and accrues interest at a rate of 6% annually. The holder of a convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of BigString’s common stock at a conversion price of $0.15 per share, as adjusted. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time. The warrants have an exercise price of $0.30 per share, as adjusted. The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

At June 30, 2011, the outstanding aggregate principal amount of the May 1, 2007 convertible notes was $97,500.

In connection with the May 1, 2007 financing, BigString paid Gem Funding LLC $64,000 and issued a warrant to purchase 213,333 shares of BigString’s common stock to Gem Funding LLC on May 1, 2007, which is similar to and carries the same rights as the warrants issued to the 2007 Subscribers.

On May 1, 2010, the convertible notes issued by BigString on May 1, 2007 to each of Alpha Capital Anstalt, Iroquois Master Fund and Whalehaven Capital Fund Limited matured. On November 5, 2010, BigString received a notice of default from Iroquois Capital Management, LLC demanding immediate repayment of the entire balance of the convertible note in cash plus all accrued and unpaid interest and penalties. Subsequently, Iroquois Capital Management, LLC verbally rescinded such demand.  The convertible notes issued to each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited were extended by two years pursuant to the terms of the Agreement and Release between BigString and each of them, described below in this Note 8.  As a result, the term of the convertible notes issued to each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited have been extended to May 1, 2012.  The term of the convertible note issued to Iroquois Capital Management, LLC was not extended.

On January 31, 2011, BigString entered into a separate Agreement and Release (each an “Agreement and Release”) with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited (collectively, the “Releasors”). As discussed above in this Note 8, each of the Releasors is the holder of convertible notes previously issued to each of them by BigString on the following dates and in the following principal amounts: May 1, 2007 in the principal amount of $250,000; February 29, 2008 in the principal amount of $250,000; and June 23, 2009 in the principal amount of $75,000 (collectively the “Notes”). Each of the Releasors is also the holder of certain warrants to acquire shares of BigString’s common stock that were previously issued to each of them by BigString on the following dates: February 29, 2008 for the right to purchase 833,333 shares (including an additional 729,167 shares as adjusted) of BigString’s common stock; and June 23, 2009 for the right to purchase 2,500,000 shares of BigString’s common stock (collectively, the “Warrants”). Pursuant to the terms of each Agreement and Release, the Warrants held by each of the Releasors were cancelled and each of the Notes held by each of them was amended to extend the term by two years. In addition, the Releasors released any claims they each had or may have had against BigString through the date of their respective Agreement and Release. In consideration of the foregoing, BigString has transferred 500,000 shares of PeopleString common stock to Alpha Capital Anstalt and 1,500,000 shares of PeopleString common stock to Whalehaven Capital Fund Limited. BigString accounted for the transaction as a gain on investment, waived accrued interest expense, cancellation of warrants, interest expense and deferred financing cost which will be accrued over the remaining life of the notes.

For the six months ended June 30, 2011 and 2010, $539,076 and $212,500, respectively, of the convertible notes were converted resulting in 35,938,408 and 14,166,666 shares, respectively, of BigString’s common stock being issued to the holders of the convertible notes.

Information regarding the convertible notes outstanding at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
Convertible notes, May 1, 2007, maturing May 1, 2010 and May 1, 2012	$97,500	$292,500
Beneficial conversion feature	-	-
Note Discount	-	-
Deferred financing	(15,000)	-
	82,500	292,500

Convertible notes, February 29, 2008, maturing February 28, 2013	250,000	594,076
Beneficial conversion feature	-	(8,801)
Note Discount	-	(3,592)
Deferred financing	(200,000)	-
	50,000	581,683

Convertible notes, June 23, 2009, maturing June 23, 2013	75,000	75,000
Beneficial conversion feature	-	(17,500)
Note Discount	-	(3,037)
Deferred financing	(52,000)	-
	23,000	54,463
	$155,500	$928,646

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2011 and 2010, BigString issued 2,448,642 and 3,725,148 shares, respectively, of BigString’s common stock in lieu of $36,730 and $55,876, respectively, of accrued interest. Future accrued interest payments, which may include shares of BigString’s common stock in lieu of accrued interest, on the May 1, 2007, February 29, 2008 and June 23, 2009 convertible notes are currently estimated as follows:

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

In 2010, BigString issued 4,744,715 shares of its common stock, at $0.015 per share, for accrued interest on convertible promissory notes totaling $71,171.

In 2010, BigString issued 30,566,164 shares of its common stock upon the conversion of convertible promissory notes totaling $458,492. The conversion price was $0.015 per share.

In January 2011, BigString issued 25,265,762 shares of its common stock upon the conversion of convertible promissory notes totaling $378,986. The conversion price was $0.015 per share.

In February 2011, BigString issued 3,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $45,000. The conversion price was $0.015 per share.

In March 2011, BigString issued 7,672,646 shares of its common stock upon the conversion of convertible promissory notes totaling $115,090. The conversion price was $0.015 per share.

In March 2011, BigString issued 2,448,642 shares of its common stock, at $0.015 per share, for accrued interest on convertible promissory notes totaling $36,730.

NOTE 10. PREFERRED STOCK

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

Currently, there are 79,657 shares of Series A Preferred Stock outstanding.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHARE-BASED COMPENSATION

Warrants:

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

On May 2, 2006, BigString granted warrants to purchase shares of BigString’s common stock in consideration for business consultant services to be provided by Lifeline Industries, Inc. A total of $135,300 of the deferred compensation in connection with the warrants has been expensed over a period of 36 months. The warrants expired on May 1, 2011. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.42 and $0.18 per share.

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

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 8, on June 23, 2009, BigString granted warrants to purchase up to 6,000,000 shares of BigString's common stock to the 2009 Subscribers. Each of the warrants has a term of five years from June 23, 2009 and was fully vested on the date of issuance. The warrants are exercisable at $0.015 per share of common stock, as adjusted. A total of $34,992 of the purchase price for the convertible notes and warrants was allocated to the warrants based on fair value. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers, the 2008 Subscribers and Gem Funding LLC were adjusted.

As discussed in Note 8, on January 31, 2011, BigString entered into a separate Agreement and Release with each of the Releasors. Pursuant to the terms of each Agreement and Release, the Releasors have each agreed to forfeit the Warrants held by each of them to BigString for cancellation. Warrants to purchase 8,125,000 shares of BigString’s common stock, exercisable at $0.015 per share of common stock, were cancelled, resulting in a reduction of additional paid in capital of $203,349.

The number of warrants outstanding as of January 1, 2011 and changes to such number during the six months ended June 30, 2011 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2011	14,050,000	$0.13	3.2	$175,500
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	(8,575,000)	$0.05
Warrants outstanding at June 30, 2011	5,475,000	$0.26	3.2	$-
Warrants exercisable at June 30, 2011	5,475,000	$0.26	3.2	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

Warrants granted during the six months ended June 30, 2011 and 2010 were 0 and 0, respectively.

No warrants were exercised and no cash received during the six months ended June 30, 2011 and 2010.

During the six months ended June 30, 2011 and 2010, 8,125,000 and 0 warrants were cancelled, respectively, with an aggregate intrinsic value of $121,875 and $0, respectively, at the date of cancellation. During the six months ended June 30, 2011 and 2010, 450,000 and 0 warrants were forfeited or expired, respectively, with an aggregate intrinsic value of $0 and $0, respectively, at the date of forfeit or expiration.

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

For the three months ended June 30, 2011 and 2010, BigString recorded stock-based option compensation expense of $0 and $241, respectively.  For the six months ended June 30, 2011 and 2010, BigString recorded stock-based option compensation expense of $0 and $361, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2011 and changes to such number during the six months ended June 30, 2011 are as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2011	6,950,100	$0.36	3.4	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	-	$-
Options outstanding at June 30, 2011	6,950,100	$0.36	2.9	$-
Options exercisable at June 30, 2011	6,950,100	$0.36	2.9	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the six months ended June 30, 2011 and 2010 were 0 and 0, respectively.

No options were exercised and no cash was received from, and no tax benefit was attributable to, option exercises and purchases of shares for the six months ended June 30, 2011 and 2010.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2011 and 2010, options to purchase a total of 0 and 2,200,000 shares of BigString’s common stock, respectively, were cancelled, forfeited or expired with an aggregate intrinsic value of $0 and $0, respectively, at the date of expiration.

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

Six Months Ended
June 30,
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

NOTE 12. RELATED PARTY TRANSACTIONS

On December 29, 2008, BigString signed an agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of BigString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the three months ended June 30, 2011 and 2010 were $0 and $0, respectively. Expenses for the six months ended June 30, 2011 and 2010 were $69,310 and $78,436, respectively.

On April 2, 2009, PeopleString entered into a verbal agreement with BigString to license BigString’s messaging technology and share the cost of certain common services. At June 30, 2011, BigString was a significant, non-majority stockholder of PeopleString. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. BigString recorded revenue for the three months ended June 30, 2011 and 2010 of $10,500 and $10,500, respectively. BigString recorded revenue for the six months ended June 30, 2011 and 2010 of $21,000 and $21,000, respectively.

Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2009, the shared services included hosting, insurance, rent, payroll and miscellaneous general and administrative expenses, and were primarily paid by BigString. In 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and were primarily paid by PeopleString by year-end. PeopleString determined, in its sole discretion, based on its subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that is allocated to PeopleString. For the three months ended June 30, 2011 and 2010, BigString recorded expense of $38,977 and $(3,280), respectively. For the six months ended June 30, 2011 and 2010, BigString recorded expense of $76,098 and $(26,353), respectively.

Index
BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities, which requires BigString to pay certain executory costs (such as insurance and maintenance). Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2011	$16,460
2012	5,487
$21,947

Rental expense, excluding shared service costs, was $0 and $4,600 for the three months ended June 30, 2011 and 2010, respectively. Rental expense, excluding shared service costs, was $0 and $11,500 for the six months ended June 30, 2011 and 2010, respectively.

Computer co-location, power and Internet access expense, including shared service costs, was $8,229 and $3,329 for the three months ended June 30, 2011 and 2010, respectively. Computer co-location, power and Internet access expense, including shared service costs, was $16,425 and $9,005 for the six months ended June 30, 2011 and 2010, respectively.

Other Commitments:

In the ordinary course of business, BigString may agree to indemnify customers, vendors, lessors, marketing affiliates, directors, officers and other parties with respect to certain matters. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and unique circumstances involved in each agreement. To date, the Company has not incurred material costs as a result of obligation under these agreements and has not accrued any liabilities related to such agreements.

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about BigString‘s financial condition and results of operations for the three and six months ended June 30, 2011 and 2010.  This information should be read in conjunction with BigString’s unaudited consolidated financial statements for the three and six months ended June 30, 2011 and 2010, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in BigString’s annual report on Form 10-K for the year ended December 31, 2010. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

PeopleString, incorporated in the state of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. PeopleString is a separate reporting company under the Exchange Act. As of August 15, 2011, BigString owned approximately 15% of PeopleString’s outstanding common stock.

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

Index

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

During the past several years, BigString significantly reduced its marketing efforts from prior years due to financial constraints. BigString also reduced expenses in other areas, such as rent and headcount, to better position the company financially. As a result of recent sales of shares of PeopleString common stock by BigString, which strengthened BigString’s cash position, management is currently evaluating new marketing strategies and product development.

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

Recent Accounting Pronouncements.  BigString’s significant accounting policies are summarized in Note 1 of BigString’s annual report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the six months ended June 30, 2011 and BigString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its consolidated financial statements.

Results of Operations

For the Three and Six Months Ended June 30, 2011 and 2010

Net Loss/Earnings.  For the three months ended June 30, 2011, net loss was $4,627, as compared to a net loss of $145,626 for the three months ended June 30, 2010. The $140,999 decrease in net loss was primarily attributable to an increase in other income of $315,056 primarily related to a gain on the sale of investments.

For the six months ended June 30, 2011, net earnings were $969,146, as compared to a net loss of $310,550 for the six months ended June 30, 2010. The $1,279,696 increase in net earnings was primarily attributable to a $1,703,434 increase in other income primarily related to a gain on the sale investments and the Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited.

Revenues.  For the three months ended June 30, 2011, revenues were $14,441, a $2,292 decrease from revenues of $16,733 generated in the three months ended June 30, 2010.  Of the revenues generated for the three months ended June 30, 2011, $9,686 was generated from product and service fees and $4,755 was generated from advertisers, as compared to $13,118 from product and service fees and $3,615 from advertisers for the three months ended June 30, 2010.

For the six months ended June 30, 2011, revenues were $31,728, a $1,086 decrease from revenues of $32,814 generated in the six months ended June 30, 2010. Of the revenues generated for the six months ended June 30, 2011, $22,807 was generated from product and service fees and $8,921 was generated from advertisers, as compared to $26,406 from product and service fees and $6,408 from advertisers for the six months ended June 30, 2010.

At June 30, 2011, unearned revenue from product and service fees decreased to $40 from $1,303 at December 31, 2010.

Operating Expenses.  For the three months ended June 30, 2011, operating expenses were $219,539, a $171,765 increase from operating expenses of $47,774 incurred in the three months ended June 30, 2010.

•
Cost of revenues: Cost of revenues for the three months ended June 30, 2011 was $12,687, as compared to $11,100 for the same prior year period.  The $1,587 increase in cost was primarily attributable to increased hosting costs.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the three months ended June 30, 2011 were $206,852, as compared to $36,674 for the same prior year period.  The increase in expenses was primarily attributable to increased compensation and professional fees.

Index

For the six months ended June 30, 2011, operating expenses were $516,742, a $422,652 increase from operating expenses of $94,090 incurred during the six months ended June 30, 2010.

•
Cost of revenues: Cost of revenues for the six months ended June 30, 2011 was $26,690, as compared to $24,724 for the same prior year period.  The $1,966 increase in cost was primarily attributable to increased hosting costs.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the six months ended June 30, 2011 were $490,052, as compared to $69,366 for the same prior year period.  The increase in expenses was primarily attributable to increased compensation and professional fees.

Other income (expense).  For the three months ended June 30, 2011, other income was $200,471, a $315,056 increase over other expenses of $114,585 during the three months ended June 30, 2010.

•
Interest income: Interest income for the three months ended June 30, 2011 was $235, as compared to $9 for the same prior year period. The $226 increase was primarily attributable to higher cash balances.

•
Interest expense: Interest expense for the three months ended June 30, 2011 was $6,338, as compared to $22,463 for the same prior year period. The $16,125 decrease was primarily attributable to decreased balances on the convertible notes due to conversions.

•
Other, net: Other, net income for the three months ended June 30, 2011 was $206,574, as compared to other, net expenses of $92,131 for the same prior year period. The $298,705 increase was primarily attributable to a gain on sale of investments.

For the six months ended June 30, 2011, other income were $1,454,160, a $1,703,434 increase over other expenses of $249,274 during the six months ended June 30, 2010.

•
Interest income: Interest income for the six months ended June 30, 2011 was $254, as compared to $29 for the same prior year period. The $225 increase was primarily attributable to higher cash balances.

•
Interest expense: Interest expense for the six months ended June 30, 2011 was $104,249, as compared to $43,765 for the same prior year period. The $60,484 increase was primarily attributable to expenses partially offsetting gains associated with the Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited.

•
Other, net: Other, net income for the six months ended June 30, 2011 was $1,558,155, as compared to other, net expenses of $205,538 for the same prior year period. The $1,763,693 increase was primarily attributable to a gain on sale of investments, and the Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited.

Income Taxes.  For the three and six months ended June 30, 2011 and 2010, BigString applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

•
At December 31, 2010, BigString had available net operating loss carry forwards of approximately $13.3 million for federal income tax reporting purposes and $1.9 million for state income tax reporting purposes which expire in various years through 2030. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures.  Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, BigString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

Liquidity and Capital Resources

BigString’s operating and capital requirements have exceeded its cash flow from operations as BigString has been building its business.  Since inception through June 30, 2011, BigString has expended $4,858,972 for operating and investing activities, which has been primarily funded by investments of $5,371,533 from BigString’s stockholders and convertible note and warrant holders.  For the six months ended June 30, 2011, BigString generated $497,336 for operating and investing activities, an increase of $473,545 from the amount generated during the six months ended June 30, 2010.

At June 30, 2011, BigString’s unaudited consolidated financial statements reflect total current assets of $518,401, total current liabilities of $456,554 and working capital of $61,847. BigString’s cash balance as of June 30, 2011 was $512,561, which was an increase of $497,336 from the cash balance of $15,225 as of December 31, 2010. This increase to the cash balance was primarily attributable to sales of investments.

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

Index

BigString realized $18,826 from the sale of shares of PeopleString common stock in January 2011, $740,000 from the sale of shares of PeopleString common stock in March 2011 and $260,000 from the sale of shares of PeopleString common stock in April 2011. As of August 15, 2011, BigString owned 5,475,600 shares of PeopleString common stock, representing approximately 15% of the issued and outstanding shares of PeopleString’s common stock.

Management believes BigString’s current cash balance of $493,649 at August 9, 2011 is sufficient to fund the minimum level of operations for the next twelve months.

We expect to continue development of our messaging, email and related service offerings. We also expect sales, marketing and advertising expenses and cost of revenues to increase as we seek to promote and grow our products and services.  However, if our revenue and cash balance are insufficient to fund our operations, we will seek additional funds.  There can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us.  Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts and could cause us to seek bankruptcy protection. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

BigString Corporation
Registrant

Dated: August 15, 2011	By:	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2011	By:	/s/ Robert S. DeMeulemeester
Robert S. DeMeulemeester Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Index

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
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

10.12
Agreement and Release, dated as of January 31, 2011, by and between BigString and Alpha Capital Anstalt, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2011.

10.13
Agreement and Release, dated as of January 31, 2011, by and between BigString and Whalehaven Capital Fund Limited, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 4, 2011.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

 E-2