Form 10-Q
period 2011-09-30
BigString CORP
filed 2011-11-17
CIK 1335282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of Common Stock outstanding at November 14, 2011:

Common Stock, par value $0.00001 per share	137,027,690
(Class)	(Number of Shares)

BIGSTRING CORPORATION
FORM 10-Q
SEPTEMBER 30, 2011

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

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  Except as may be required under applicable securities laws, the registrant is under no duty to update any of the forward-looking statements contained herein after the date of this quarterly report on Form 10-Q.

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

The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results of the entire fiscal year or for any other period.

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$382,030	$15,225
Accounts receivable - net of allowance of $10 and $25, respectively	902	1,888
Prepaid expenses and other current assets	4,600	11,842
Total current assets	387,532	28,955
Property and equipment - net	1,436	13,731
Other assets	3,000	3,000
TOTAL ASSETS	$391,968	$45,686

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$128,773	$192,826
Accrued expenses	299,694	262,119
Unearned revenue	-	1,303
Accrued interest	50,940	86,234
Short-term debt	87,000	928,646
Total current liabilities	566,407	1,471,128
Long term liabilities:
Long-term debt	110,800	-
TOTAL LIABILITIES	677,207	1,471,128

Stockholders' deficiency:
Preferred stock, $0.0001 par value - authorized 1,000,000 shares; issued and outstanding 79,657 and 79,657 shares, respectively	8	8
Common stock, $0.0001 par value - authorized 249,000,000 shares; issued and outstanding 137,027,690 and 98,640,640 shares, respectively	13,703	9,864
Additional paid in capital	14,596,798	14,228,180
Deficit	(14,895,748)	(15,663,494)
Total stockholders' deficiency	(285,239)	(1,425,442)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$391,968	$45,686

See notes to unaudited consolidated financial statements.

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues	$14,651	$16,741	$46,379	$49,555
Operating expenses
Cost of revenues	15,127	9,747	41,816	34,471
Research, development, sales, general and administrative	152,434	26,340	642,486	95,707
Total operating expenses	167,561	36,087	684,302	130,178
Loss from operations	(152,910)	(19,346)	(637,923)	(80,623)
Other income (expense)
Interest income	147	11	401	39
Interest expense	(6,337)	(28,130)	(110,586)	(71,894)
Other, net	(42,300)	(56,213)	1,515,854	(261,751)
Total other (expenses) income	(48,490)	(84,332)	1,405,669	(333,606)
(Loss) earnings before provision for income taxes	(201,400)	(103,678)	767,746	(414,229)
Provision for income taxes	-	-	-	-
Net (loss) earnings	$(201,400)	$(103,678)	$767,746	$(414,229)

Net (loss) earnings per common share calculation:
Basic	$(0.00)	$(0.00)	$0.01	$(0.01)
Diluted	$(0.00)	$(0.00)	$0.00	$(0.01)
Weighted average common shares outstanding:
Basic	137,027,690	84,293,847	131,868,175	73,994,373
Diluted	137,027,690	84,293,847	171,141,128	73,994,373

See notes to unaudited consolidated financial statements.

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
 (Unaudited)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In
	Total	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2010	$(1,414,865)	79,657	$8	63,329,761	$6,333	$13,701,687	$(15,122,893)
Stock-based compensation expense	361	-	-	-	-	361	-
Issuance of common stock for accrued interest (at $0.015 per share)	71,171	-	-	4,744,715	474	70,697	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	458,492	-	-	30,566,164	3,057	455,435	-
Net loss	(540,601)	-	-	-	-	-	(540,601)
Balance, December 31, 2010	(1,425,442)	79,657	8	98,640,640	9,864	14,228,180	(15,663,494)
Issuance of common stock for accrued interest (at $0.015 per share)	36,730	-	-	2,448,642	245	36,485	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	539,076	-	-	35,938,408	3,594	535,482	-
Deferred financing	(203,349)	-	-	-	-	(203,349)	-
Net earnings	767,746	-	-	-	-	-	767,746
Balance, September 30, 2011	$(285,239)	79,657	$8	137,027,690	$13,703	$14,596,798	$(14,895,748)

See notes to unaudited consolidated financial statements.

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$767,746	$(414,229)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	12,295	77,211
Gain on sale of investments	(1,668,827)	-
Accretion for beneficial conversion feature, note discount, note cost amortization and deferred financing	254,881	204,925
Stock-based compensation	-	361
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	986	2,172
Decrease in prepaid expenses and other assets	7,242	310,693
(Decrease) in accounts payable	(64,053)	(40,172)
Increase (decrease) in accrued expenses and other liabilities	39,011	(124,463)
(Decrease) increase in unearned revenue	(1,303)	697
Net cash (used in) provided by operating activities	(652,022)	17,195
Cash flows from investing activities:
Proceeds from sale of marketable securities	1,018,827	-
Net cash provided by investing activities	1,018,827	-
Net change in cash and cash equivalents	366,805	17,195
Cash and cash equivalents - beginning of period	15,225	3,039
Cash and cash equivalents - end of period	$382,030	$20,234

Supplementary information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions during the periods for:
Conversion of promissory notes	$539,076	$-
Issuance of common stock for accrued interest	$36,730	$55,876
Exchange of assets for elimination of common stock warrants and deferred financing	$650,000	$-
Stock-based compensation: Common stock options	$-	$361

See notes to unaudited consolidated financial statements.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2011, and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented herein have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2010 was derived from audited financial statements.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

At September 30, 2011, BigString was not considered a development stage enterprise in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BigString and its subsidiary, BigString Interactive, which is a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the nine months ended September 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period and after preferred stock dividend requirements. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period and after preferred stock dividend requirements. For the three months ended September 30, 2011 and the three and nine months ended September 30, 2010, all potentially dilutive securities, which include convertible notes, outstanding preferred stock, warrants and options, have been excluded from the computation, as their effect is antidilutive.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

As of September 30, 2011 and December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents and investments. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The fair value of BigString’s investment in PeopleString at September 30, 2011 was determined based on quoted market prices in public markets and is categorized as Level 1. However, BigString’s investment in PeopleString at December 31, 2010 was determined based on a private placement per share purchase price for PeopleString’s common stock and was categorized as Level 2. The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 3 during the nine months ended September 30, 2011 and the year ended December 31, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

		Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
Cash and cash equivalents	$382,030	$382,030	$-	$-
Investments	876,096	876,096	-	-
	$1,258,126	$1,258,126	$-	$-
December 31, 2010
Cash and cash equivalents	$15,225	$15,225	$-	$-
Investments	1,250,000	-	1,250,000	-
	$1,265,225	$15,225	$1,250,000	$-

There were no financial assets accounted for at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of September 30, 2011 and December 31, 2010.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010
Computer equipment and internal software	$159,313	$159,313
Furniture and fixtures	5,721	5,721
	165,034	165,034
Less accumulated depreciation	163,598	151,303
	$1,436	$13,731

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Depreciation expense for the three months ended September 30, 2011 and 2010 was $5,378 and $5,711, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $12,295 and $20,385, respectively.

NOTE 5. INVESTMENTS

Equity Investment:

The Company owned approximately 15% of PeopleString’s outstanding common stock at September 30, 2011, which had a fair market value of $876,096 based on the closing price of PeopleString common stock at such date. A consolidated balance sheet for PeopleString is as follows:

	September 30, 2011	December 31, 2010
Assets	$821,414	$613,236

Liabilities	174,536	312,641
Stockholders' equity	646,878	300,595
Total liabilities and stockholders' equity	$821,414	$613,236

At September 30, 2011, the historical cost value of equity investments was $0.

Cost Method Investment:

At September 30, 2011, the Company held a $3,000 investment in FindItAll, Inc. at cost. This investment is categorized as other assets on the Company’s consolidated balance sheets.

NOTE 6. OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income, interest expense, and other, net. The components of other, net consist of gain on investments, and amortization of expenses related to the Company’s convertible debenture, preferred stock, warrant and common stock financings, and are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gain on sale of investments	$-	$-	$1,668,827	$-
Amortization of debt issue costs	-	(11,662)	(7,242)	(56,826)
Amortization of promissory note discount	-	(10,428)	(6,630)	(36,475)
Amortization of beneficial conversion feature	-	(34,123)	(26,301)	(168,450)
Amortization of deferred financing	(42,300)	-	(112,800)	-
	$(42,300)	$(56,213)	$1,515,854	$(261,751)

For the nine months ended September 30, 2011, gain on sale of investment included $260,000, $740,000 and $18,826 from the sale of PeopleString common shares in April 2011, March 2011 and January 2011, respectively, and $650,000 from the issuance of PeopleString common shares in January 2011 as part of several Agreement and Releases as discussed in Note 8.

Deferred financing costs were $65,000, $250,000 and $22,500 for the June 2009, February 2008 and May 2007 financings, respectively, and are being amortized over the incremental term of each note issued in those financings, as such terms may have been extended pursuant to the Agreement and Releases.

NOTE 7. INCOME TAXES

BigString applies the provisions of the ASC 740, “Income Taxes.”  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of September 30, 2011 and December 31, 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString may continue to incur losses.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Components of deferred income tax assets are as follows:

	September 30, 2011	December 31, 2010
Deferred tax assets - current	Tax Effect	Tax Effect
Benefit due to loss carryforward	$5,045,512	$(5,314,223)
Valuation allowance	(5,045,512)	5,314,223
	$-	$-

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

At December 31, 2010, BigString had available net operating loss (“NOL”) carry forwards of approximately $13.3 million for federal income tax reporting purposes and $1.9 million for state income tax reporting purposes, which expire in various years through 2030. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s NOL and research credit carry forwards may be limited, and, as such, BigString’s NOL carry forwards available to offset future federal taxable income may be limited. Similarly, BigString may be restricted in using its research credit carry forwards to offset future federal income tax expense.

NOTE 8. DEBT

On June 23, 2009, BigString entered into a Subscription Agreement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Special Opportunities LP (collectively, the “2009 Subscribers”), pursuant to which the 2009 Subscribers purchased convertible notes in the aggregate principal amount of $180,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 6,000,000 shares of BigString's common stock, resulting in net proceeds of approximately $146,500 after transaction fees of approximately $33,500. Proceeds from the financing have been used to support ongoing operations and the advancement of BigString’s technology, and fund the marketing and the development of its business.  BigString accounted for the convertible notes under ASC 815-15-10, and related interpretations including ASC 815-40-05. Approximately $35,000 of the proceeds was allocated to the warrants based on fair value, and included as additional paid in capital. Due to the beneficial conversion feature of the June 23, 2009 convertible notes, $168,000 was included as additional paid in capital based on the conversion discount.

Each June 23, 2009 convertible note had an original term of two years and accrues interest at a rate of 6% annually. The holder of a June 23, 2009 convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.015 per share, as adjusted. The conversion price and number and kind of shares to be issued upon conversion of the June 23, 2009 convertible notes are subject to adjustment from time to time. The warrants have an exercise price of $0.015 per share, as adjusted. The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

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

At September 30, 2011, the outstanding aggregate principal amount of the June 23, 2009 convertible notes was $75,000.

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
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

On February 29, 2008, BigString entered into a Subscription Agreement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt and Excalibur Small Cap Opportunities LP (collectively, the “2008 Subscribers”), pursuant to which the 2008 Subscribers purchased convertible notes in the aggregate principal amount of $700,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 2,333,333 shares of BigString's common stock, resulting in net proceeds of approximately $608,000 after transaction fees of approximately $92,000. Proceeds from the financing have been used to support ongoing operations and the advancement of BigString’s technology, and fund the marketing and the development of its business.  BigString accounted for the February 29, 2008 convertible notes under ASC 815-15-10, and related interpretations including ASC 815-40-05. Approximately $76,200 of the proceeds was allocated to the warrants based on fair value, and included as additional paid in capital. Due to the beneficial conversion feature of the February 29, 2008 convertible notes, $186,660 was included as additional paid in capital based on the conversion discount.

Each February 29, 2008 convertible note had an original term of three years and accrues interest at a rate of 6% annually. The holder of a February 29, 2008 convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.15 per share, as adjusted. The conversion price and number and kind of shares to be issued upon conversion of the February 29, 2008 convertible notes are subject to adjustment from time to time. The warrants have an exercise price of $0.15 per share, as adjusted. The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

The February 29, 2008 convertible notes were scheduled to mature on February 28, 2011.  On January 31, 2011, BigString entered into a separate Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited which extended the terms of the February 29, 2008 convertible notes and other convertible notes issued by BigString to each of them by two years.  As a result, the term of the February 29, 2008 convertible notes has been extended to February 28, 2013.  The Agreement and Releases are discussed in greater detail below in this Note 8.

At September 30, 2011, the outstanding aggregate principal amount of the February 29, 2008 convertible notes was $250,000.

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

On May 1, 2007, BigString entered into a Subscription Agreement with Whalehaven Capital Fund Limited, Alpha Capital Anstalt, Chestnut Ridge Partners LP, Iroquois Master Fund Ltd. and Penn Footwear (collectively, the “2007 Subscribers”), pursuant to which the 2007 Subscribers purchased convertible notes in the aggregate principal amount of $800,000, which notes are convertible into shares of BigString’s common stock, and warrants to purchase up to 1,777,779 shares of BigString's common stock, resulting in net proceeds of approximately $551,000 after transaction fees of approximately $249,000. BigString accounted for the May 1, 2007 convertible notes under ASC 815-15-10, and related interpretations including ASC 815-40-05. Approximately $31,300 of the proceeds was allocated to the warrants based on fair value, and included as additional paid in capital. Due to the beneficial conversion feature of the May 1, 2007 convertible notes, $666,648 was included as additional paid in capital based on the conversion discount.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Each May 1, 2007 convertible note had an original term of three years and accrues interest at a rate of 6% annually. The holder of a May 1, 2007 convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of BigString’s common stock at a conversion price of $0.15 per share, as adjusted. The conversion price and number and kind of shares to be issued upon conversion of the May 1, 2007 convertible notes are subject to adjustment from time to time. The warrants have an exercise price of $0.30 per share, as adjusted. The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments.

At September 30, 2011, the outstanding aggregate principal amount of the May 1, 2007 convertible notes was $97,500.

In connection with the May 1, 2007 financing, BigString paid Gem Funding LLC $64,000 and issued a warrant to purchase 213,333 shares of BigString’s common stock to Gem Funding LLC on May 1, 2007, which is similar to and carries the same rights as the warrants issued to the 2007 Subscribers.

On May 1, 2010, the convertible notes issued by BigString on May 1, 2007 to each of Alpha Capital Anstalt, Iroquois Master Fund and Whalehaven Capital Fund Limited matured. On November 5, 2010, BigString received a notice of default from Iroquois Capital Management, LLC demanding immediate repayment of the entire balance of the May 1, 2007 convertible note in cash plus all accrued and unpaid interest and penalties. Subsequently, Iroquois Capital Management, LLC verbally rescinded such demand.  The May 1, 2007 convertible notes issued to each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited were extended by two years pursuant to the terms of the Agreement and Release between BigString and each of them, described below in this Note 8.  As a result, the term of the May 1, 2007 convertible notes issued to each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited have been extended to May 1, 2012.  The term of the convertible note issued to Iroquois Capital Management, LLC was not extended.

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

For the nine months ended September 30, 2011 and 2010, $539,076 and $348,492, respectively, of the convertible notes were converted resulting in 35,938,408 and 23,232,831 shares, respectively, of BigString’s common stock being issued to the holders of the convertible notes.

Information regarding the convertible notes outstanding at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Convertible notes, May 1, 2007, maturing May 1, 2010 and May 1, 2012	$97,500	$292,500
Beneficial conversion feature	-	-
Note Discount	-	-
Deferred financing	(10,500)	-
	87,000	292,500

Convertible notes, February 29, 2008, maturing February 28, 2013	250,000	594,076
Beneficial conversion feature	-	(8,801)
Note Discount	-	(3,592)
Deferred financing	(170,000)	-
	80,000	581,683

Convertible notes, June 23, 2009, maturing June 23, 2013	75,000	75,000
Beneficial conversion feature	-	(17,500)
Note Discount	-	(3,037)
Deferred financing	(44,200)	-
	30,800	54,463
Total	197,800	928,646
Less current maturities	87,000	928,646
Long-term debt	$110,800	$-

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

As of September 30, 2011, the current debt of $97,500 is net of deferred financing costs of $10,500 and long term debt of $325,000 is net of deferred financing costs of $214,200.

As of September 30, 2011, the maturities of the outstanding debt are as follows:

Maturities as of September 30, 2011
Years Ending	Outstanding
December 31,	Debt
2011	$75,000	(1)
2012	22,500
2013	325,000
	$422,500

1)	Reflects balance of convertible note issued to Iroquois Capital Management, LLC on May 1, 2007 as discussed above in this Note 8.

For the nine months ended September 30, 2011 and 2010, BigString issued 2,448,642 and 3,725,148 shares, respectively, of BigString’s common stock in lieu of $36,730 and $55,876, respectively, of accrued interest.

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

In 2010, BigString issued 30,566,164 shares of its common stock upon the conversion of convertible notes totaling $458,492. The conversion price was $0.015 per share.

In January 2011, BigString issued 25,265,762 shares of its common stock upon the conversion of convertible notes totaling $378,986. The conversion price was $0.015 per share.

In February 2011, BigString issued 3,000,000 shares of its common stock upon the conversion of convertible notes totaling $45,000. The conversion price was $0.015 per share.

In March 2011, BigString issued 7,672,646 shares of its common stock upon the conversion of convertible notes totaling $115,090. The conversion price was $0.015 per share.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

In March 2011, BigString issued 2,448,642 shares of its common stock, at $0.015 per share, for accrued interest on convertible notes totaling $36,730.

NOTE 10. PREFERRED STOCK

On May 19, 2006, BigString issued a total of 400,000 shares of Series A Preferred Stock, par value $0.0001 per share, and warrants to purchase 1,000,000 shares of its common stock to Witches Rock Portfolio Ltd., The Tudor BVI Global Portfolio Ltd. and Tudor Proprietary Trading, L.L.C., for an aggregate purchase price of $2,000,000. The shares of Series A Preferred Stock are convertible under certain circumstances into shares of BigString’s common stock, and have certain dividend, voting, liquidation and conversion rights.  The warrants may be exercised to acquire shares of BigString’s common stock at an exercise price per share of $1.25, as adjusted. BigString has registered the shares of common stock issuable upon conversion of the shares of Series A Preferred Stock and the shares of common stock underlying the warrants.

Currently, there are 79,657 shares of Series A Preferred Stock outstanding.

NOTE 11. SHARE-BASED COMPENSATION

Warrants:

On September 23, 2005, BigString granted warrants to a consultant as payment for advisory services. One warrant provides for the purchase of 1,246,707 shares of BigString’s common stock with a per share exercise price of $0.16, and the second warrant provides for the purchase of 1,196,838 shares of BigString’s common stock with a per share exercise price of $0.20. A portion of each warrant, each representing 50,000 shares of common stock, was assigned to a third party. The assigned portions of the warrants were exercised in 2006, which resulted in 100,000 shares of BigString’s common stock being issued to the holder thereof. As a result of these exercises, BigString received $18,000 in gross proceeds. The remainder of each of these warrants expired on September 23, 2010. In connection with the grant of these warrants, BigString recorded an expense of $171,800, which is included in BigString’s consolidated statements of operations for the year ended December 31, 2005. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 47%; risk free rate of return of 5%; and expected life of 2 years. The weighted average fair value of these warrants was $0.07 per share.

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

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

As discussed in Note 8, on February 29, 2008, BigString granted warrants to purchase up to 2,706,666 shares of BigString's common stock to the 2008 Subscribers and Gem Funding LLC. Each of the warrants has a term of five years from February 29, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.15 per share of common stock, as adjusted. A total of $76,176 of the purchase price for the warrants and related convertible notes was allocated to the warrants based on fair value. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers and Gem Funding LLC were adjusted.

As discussed in Note 8, on August 25, 2008, BigString granted warrants to purchase up to 800,000 shares of BigString's common stock to Dwight Lane Capital, LLC and Marc W. Dutton. Each of the warrants has a term of ten years from August 25, 2008 and was fully vested on the date of issuance. The warrants are exercisable at $0.08 per share of common stock. The warrants did not have a conversion discount, and accordingly, no portion of the purchase price for the warrants and related convertible notes was allocated to the warrants, based on fair value, nor included as additional paid in capital. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers, the 2008 Subscribers and Gem Funding LLC were adjusted.

As discussed in Note 8, on June 23, 2009, BigString granted warrants to purchase up to 6,000,000 shares of BigString's common stock to the 2009 Subscribers. Each of the warrants has a term of five years from June 23, 2009 and was fully vested on the date of issuance. The warrants are exercisable at $0.015 per share of common stock, as adjusted. A total of $34,992 of the purchase price for the warrants and related convertible notes was allocated to the warrants based on fair value. As a result of this transaction, certain warrants to purchase shares of BigString’s common stock issued to the 2007 Subscribers, the 2008 Subscribers and Gem Funding LLC were adjusted.

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

The number of warrants outstanding as of January 1, 2011 and changes to such number during the nine months ended September 30, 2011 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2011	14,050,000	$0.13	3.2	$175,500
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	(8,575,000)	$0.05
Warrants outstanding at September 30, 2011	5,475,000	$0.26	2.9	$-
Warrants exercisable at September 30, 2011	5,475,000	$0.26	2.9	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

No warrants were granted during the nine months ended September 30, 2011 and 2010.

No warrants were exercised and no cash received during the nine months ended September 30, 2011 and 2010.

During the nine months ended September 30, 2011 and 2010, 8,125,000 and 0 warrants were cancelled, respectively, with an aggregate intrinsic value of $121,875 and $0, respectively, at the date of cancellation. During the nine months ended September 30, 2011 and 2010, 450,000 and 2,343,545 warrants were forfeited or expired, respectively, with an aggregate intrinsic value of $0 and $0, respectively, at the date of forfeit or expiration.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

On July 11, 2006, BigString approved the grant of a non-qualified stock option to purchase 575,100 shares of BigString’s common stock to a vendor. The non-qualified stock option had a term of five years from July 11, 2006 and an exercise price of $0.32 per share. For the year ended December 31, 2006, BigString recorded a consulting expense of $47,775 in connection with the contractual relationship between Kieran Vogel and BigString related to Mr. Vogel’s participation in BigString’s OurPrisoner program. The stock option was granted outside of the Equity Incentive Plan. The option has expired.

On July 11, 2006, BigString granted incentive stock options to purchase 2,620,000 shares of BigString’s common stock under its Equity Incentive Plan to certain of BigString’s employees. Incentive stock options to purchase 1,450,000 shares of BigString’s common stock were granted at an exercise price of $0.32 per underlying share with 25% vesting every three months for one year; these incentive options expired. Incentive stock options to purchase 1,170,000 shares of BigString’s common stock were granted at an exercise price of $0.50 per underlying share with vesting over periods of three and four years. In addition, non-qualified stock options to purchase 600,000 shares of BigString’s common stock were granted to two non-employee directors at an exercise price of $0.50 per underlying share with vesting over a period of three years; these options also expired.

On September 18, 2006, BigString granted an incentive stock option to purchase 1,800,000 shares of BigString’s common stock under its Equity Incentive Plan to a new BigString officer. Four hundred thousand shares of BigString’s common stock are eligible for purchase at the per share price equal to $0.24; 600,000 shares of BigString’s common stock are eligible for purchase at $0.50 per share; 400,000 shares of BigString’s common stock are eligible for purchase at $.90 per share; and 400,000 shares of BigString’s common stock are eligible for purchase at $1.25 per share. The incentive stock option is fully vested.

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

For the three months ended September 30, 2011 and 2010, BigString recorded stock-based option compensation expense of $0 and $0, respectively.  For the nine months ended September 30, 2011 and 2010, BigString recorded stock-based option compensation expense of $0 and $361, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

The number of stock options outstanding as of January 1, 2011 and changes to such number during the nine months ended September 30, 2011 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2011	6,950,100	$0.36	3.4	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(1,825,100)	$0.32
Options outstanding at September 30, 2011	5,125,000	$0.37	3.9	$-
Options exercisable at September 30, 2011	5,125,000	$0.37	3.9	$-

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

No options were granted during the nine months ended September 30, 2011 and 2010.

No options were exercised and consequently no cash was received from, and no tax benefit was attributable to, option exercises and no cash was received from purchases of shares for the nine months ended September 30, 2011 and 2010.

During the nine months ended September 30, 2011 and 2010, options to purchase a total of 1,825,100 and 2,200,000 shares of BigString’s common stock, respectively, were cancelled, forfeited or expired with an aggregate intrinsic value of $0 and $0, respectively, at the date of expiration.

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

For the Nine Months Ended
September 30,
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

NOTE 12. ACCRUED EXPENSES

Accrued expenses at September 30, 2011 and December 31, 2010 were $299,694 and $262,119, respectively, primarily for compensation. BigString’s management monitors accrued expenses.

NOTE 13. RELATED PARTY TRANSACTIONS

On December 29, 2008, BigString signed an agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of BigString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. Expenses for the three months ended September 30, 2011 and 2010 were $0 and $0, respectively. Expenses for the nine months ended September 30, 2011 and 2010 were $69,310 and $78,436, respectively.

On April 2, 2009, PeopleString entered into a verbal agreement with BigString to license BigString’s messaging technology and share the cost of certain common services. At September 30, 2011, BigString was a significant, non-majority stockholder of PeopleString. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. BigString recorded revenue for the three months ended September 30, 2011 and 2010 of $10,500 and $10,500, respectively. BigString recorded revenue for the nine months ended September 30, 2011 and 2010 of $31,500 and $31,500, respectively.

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Shared services costs are quantified based on management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and were primarily paid by PeopleString by year-end. PeopleString determined, in its sole discretion, based on its subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that are allocated to PeopleString. For the three months ended September 30, 2011 and 2010, BigString recorded expense of $37,728 and $10,455, respectively. For the nine months ended September 30, 2011 and 2010, BigString recorded expense of $113,826 and $(15,899), respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities, which requires BigString to pay certain executory costs (such as insurance and maintenance). Future minimum lease payments for operating leases are approximately as follows:

Minimum
Years Ending	Lease
December 31,	Payments
2011	$8,230
2012	5,487
$13,717

Rental expense, excluding shared service costs, was $0 and $0 for the three months ended September 30, 2011 and 2010, respectively. Rental expense, excluding shared service costs, was $0 and $11,500 for the nine months ended September 30, 2011 and 2010, respectively.

Computer co-location, power and Internet access expense, including shared service costs, was $8,229 and $3,159 for the three months ended September 30, 2011 and 2010, respectively. Computer co-location, power and Internet access expense, including shared service costs, was $24,654 and $12,164 for the nine months ended September 30, 2011 and 2010, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about BigString‘s financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010.  This information should be read in conjunction with BigString’s unaudited consolidated financial statements for the three and nine months ended September 30, 2011 and 2010, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in BigString’s annual report on Form 10-K for the year ended December 31, 2010. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

PeopleString, incorporated in the state of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. PeopleString is a separate reporting company under the Exchange Act. As of November 14, 2011, BigString owned approximately 15% of PeopleString’s outstanding common stock.

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

Recent Accounting Pronouncements.  BigString’s significant accounting policies are summarized in Note 1 of BigString’s annual report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the nine months ended September 30, 2011 and BigString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its consolidated financial statements.

Results of Operations

For the Three and Nine months Ended September 30, 2011 and 2010

Net Loss/Earnings.  For the three months ended September 30, 2011, net loss was $201,400, as compared to a net loss of $103,678 for the three months ended September 30, 2010. The $97,722 increase in net loss was primarily attributable to an increase in operating expenses.

For the nine months ended September 30, 2011, net earnings were $767,746, as compared to a net loss of $414,229 for the nine months ended September 30, 2010. The $1,181,975 increase in net earnings was primarily attributable to a $1,739,275 increase in other income primarily related to a gain on the sale investments and the Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited.

Revenues.  For the three months ended September 30, 2011, revenues were $14,651, a $2,090 decrease from revenues of $16,741 generated in the three months ended September 30, 2010.  Of the revenues generated for the three months ended September 30, 2011, $10,540 was generated from product and service fees and $4,111 was generated from advertisers, as compared to $13,188 from product and service fees and $3,553 from advertisers for the three months ended September 30, 2010.

For the nine months ended September 30, 2011, revenues were $46,379, a $3,176 decrease from revenues of $49,555 generated in the nine months ended September 30, 2010. Of the revenues generated for the nine months ended September 30, 2011, $33,347 was generated from product and service fees and $13,032 was generated from advertisers, as compared to $39,594 from product and service fees and $9,961 from advertisers for the nine months ended September 30, 2010.

At September 30, 2011, unearned revenue from product and service fees decreased to $0 from $1,303 at December 31, 2010.

Operating Expenses.  For the three months ended September 30, 2011, operating expenses were $167,561, a $131,474 increase from operating expenses of $36,087 incurred in the three months ended September 30, 2010.

•
Cost of revenues: Cost of revenues for the three months ended September 30, 2011 was $15,127, as compared to $9,747 for the same prior year period.  The $5,380 increase in cost was primarily attributable to increased hosting costs.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the three months ended September 30, 2011 were $152,434, as compared to $26,340 for the same prior year period.  The $126,094 increase in expenses was primarily attributable to increased compensation and development fees.

For the nine months ended September 30, 2011, operating expenses were $684,302, a $554,124 increase from operating expenses of $130,178 incurred during the nine months ended September 30, 2010.

•
Cost of revenues: Cost of revenues for the nine months ended September 30, 2011 was $41,816, as compared to $34,471 for the same prior year period.  The $7,345 increase in cost was primarily attributable to increased hosting costs.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the nine months ended September 30, 2011 were $642,486, as compared to $95,707 for the same prior year period.  The increase in expenses was primarily attributable to increased compensation and professional fees.

Other income (expense).  For the three months ended September 30, 2011, other expense was $48,490, a $35,842 decrease over other expenses of $84,332 during the three months ended September 30, 2010.

•
Interest income: Interest income for the three months ended September 30, 2011 was $147, as compared to $11 for the same prior year period. The $136 increase was primarily attributable to higher cash balances.

•
Interest expense: Interest expense for the three months ended September 30, 2011 was $6,337, as compared to $28,130 for the same prior year period. The $21,793 decrease was primarily attributable to decreased balances on the convertible notes due to conversions.

•
Other, net: Other, net expense for the three months ended September 30, 2011 was $42,300, as compared to other, net expenses of $56,213 for the same prior year period. The $13,913 decrease was primarily attributable to completed amortization expenses.

For the nine months ended September 30, 2011, other income was $1,405,669, a $1,739,275 increase over other expenses of $333,606 during the nine months ended September 30, 2010.

•
Interest income: Interest income for the nine months ended September 30, 2011 was $401, as compared to $39 for the same prior year period. The $362 increase was primarily attributable to higher cash balances.

•
Interest expense: Interest expense for the nine months ended September 30, 2011 was $110,586, as compared to $71,894 for the same prior year period. The $38,692 increase was primarily attributable to expenses partially offsetting gains associated with the Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited.

•
Other, net: Other, net income for the nine months ended September 30, 2011 was $1,515,854, as compared to other, net expenses of $261,751 for the same prior year period. The $1,777,605 increase was primarily attributable to a gain on sale of investments, and the Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited.

Income Taxes.  For the three and nine months ended September 30, 2011 and 2010, BigString applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

Liquidity and Capital Resources

BigString’s operating and capital requirements have exceeded its cash flow from operations as BigString has been building its business.  Since inception through September 30, 2011, BigString has expended $4,989,503 for operating and investing activities, which has been primarily funded by investments of $5,371,533 from BigString’s stockholders and convertible note and warrant holders.  For the nine months ended September 30, 2011, BigString generated $366,805 for operating and investing activities, an increase of $349,610 from the amount generated during the nine months ended September 30, 2010.

At September 30, 2011, BigString’s unaudited consolidated financial statements reflect total current assets of $387,532, total current liabilities of $566,407 and working capital deficit of $178,875. BigString’s cash balance as of September 30, 2011 was $382,030, which was an increase of $366,805 from the cash balance of $15,225 as of December 31, 2010. This increase to the cash balance was primarily attributable to sales of investments.

For the year ended December 31, 2009, BigString participated in the state of New Jersey’s Corporation Business Tax Benefit Certificate Transfer program (“Program”), which allows certain high technology and biotechnology companies to sell unused NOL carryforwards and research and development credits to other New Jersey corporation business taxpayers. On January 11, 2010, BigString received net proceeds of $310,108. BigString did not participate in the Program in 2010, but may apply for participation again and be able to transfer its unused New Jersey net operating losses and research and development credits in future years.

BigString realized $18,826 from the sale of shares of PeopleString common stock in January 2011, $740,000 from the sale of shares of PeopleString common stock in March 2011 and $260,000 from the sale of shares of PeopleString common stock in April 2011. As of November 14, 2011, BigString owned 5,475,600 shares of PeopleString common stock, representing approximately 15% of the issued and outstanding shares of PeopleString’s common stock.

Management believes BigString’s current cash balance of $353,122 at November 8, 2011 is sufficient to fund the minimum level of operations for the next twelve months.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

BigString Corporation
Registrant

Dated: November 17, 2011	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 17, 2011	/s/ Robert S. DeMeulemeester
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

10.12
Agreement and Release, dated as of January 31, 2011, by and between BigString and Alpha Capital Anstalt, incorporated by reference to Exhibit 10. to the current report on Form 8-K filed with the SEC on February 4, 2011.

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
32.2 101
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

The following materials from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statement of operations, (iii) consolidated statement of changes in stockholders’ equity (deficiency) and (iv) consolidated statements of cash flows.

E-2