Form 10-K
period 2011-12-31
BigString CORP
filed 2012-04-12
CIK 1335282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ to _______.

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2011, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The NASDAQ OTC Pink Sheets on June 30, 2011) was $1,272,629.

At March 30, 2012, there were 144,027,690 shares of the Registrant’s common stock outstanding.

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

PeopleString Corporation (“PeopleString”), incorporated in the state of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. PeopleString is a separate reporting company under the Exchange Act.  As of March 30, 2012, BigString owned less than 15% of PeopleString’s outstanding common stock.

Business Strategy
Many entities in the Internet communications industry utilize a blended model that includes advertising, subscriptions and hosting. Email service providers offer premium services and products which include, among other features, value-added services such as advanced spam filters, advanced virus protection, additional storage, multiple email addresses and secure email. In addition to our free email service product, which includes the aforementioned features plus our proprietary features, we offer premium email services, products and applications, which are offered in several different packages at various prices and may be purchased by the users of our BigString email service.

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

BigString developed email hosting, private label, and co-branded solutions to leverage the ‘stickiness’ of email and the advantage it can offer an Internet property. These solutions offer BigString’s unique email features under the logos and marks of web publishers and content sites, such as search engines, social networks, online dating sites, ISPs and social media portals. Web publishers and content sites can further their image and differentiate their services from competitors, while increasing incremental traffic, page views and ad revenue from their existing members. Agreements may include a revenue share arrangement, and we may also charge development and maintenance fees. Web publishers and content sites provide the marketing, which expands awareness of BigString’s unique services beyond BigString’s marketing and can help us grow more quickly.

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

Promotion
We promote our messaging service and products through the Internet, including messaging and email tag lines, organic search, paid search, banners, blogs, social networks, video and other viral tactics, multimedia, print, and radio, as well as through alliances with marketing affiliates and programs contained on our interactive entertainment portal. We also offer fee based services through online stores as a point of sale license purchase.

Our promotions may also include partnerships, hosting, private label, co-branded solutions and software as a service (“SaaS”). Web publishers and content sites may offer our messaging services to their existing registered member base as well as all future members that register. The web publishers and content sites are responsible for marketing.

Index

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

Protection of Proprietary Rights
We rely on a combination of U.S. and foreign patent, copyright, trademark and trade secret laws to establish and protect our proprietary rights. In particular, we rely upon our patent for Universal Recallable, Erasable, Secure and Timed Delivery Email, U.S. Patent Number 7,640,307B2; our patent application for Destroyable Instant Messaging (IM), Serial No. 12/060,406; our service mark for the word “BigString,” Serial No. 78/336,856; our service mark for the word “Our Prisoner,” Serial No. 78/751,930; and the protection of our proprietary information afforded by the Lanham Act of 1946, 15 U.S.C. §§ 1051-1127; the Economic Espionage Act of 1996, 18 U.S.C. §1832; the Uniform Trade Secrets Act; as well as by common-law. The patent for Universal Recallable, Erasable and Timed Delivery Email will expire on April 18, 2024, 20 years following the date our patent application was filed. If issued by the United States Patent and Trademark Office, the patent for Destroyable Instant Messaging (IM) will expire on April 1, 2028, 20 years following the date our patent application was filed. Our service marks will not expire provided that we continue to make routine filings to keep them current with the United States Patent and Trademark Office.

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

Market
We currently market to Internet users who seek to utilize the Internet as their source for email and messaging services. Generally, our products and services can be readily accessed through the Internet and thus from virtually anywhere the Internet is accessible. Email users can access BigString’s English language site, http://www.BigString.com, on a global basis, 24 hours a day. Social network users can access BigString’s private wall site, http://www.PrivateString.com, on a global basis, 24 hours a day.

Competition
We have existing competitors for our businesses that have greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable names and more established relationships in industries that we currently serve or may serve in the future. Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition and future prospects. Many of these firms are well established, have reputations for success and have significantly greater financial, marketing, distribution, personnel, and other resources than we do. Further, we may experience price competition, and this competition may adversely affect our financial condition and results of operations or adversely affect our revenues and profitability.

The markets for our services are highly competitive. With limited barriers to entry we believe the competitive landscape will continue to increase both from new entrants to the market as well as from existing players. We remain focused on delivering better, more advanced and innovative services than our competitors.

Index

Employees
We currently have five employees, a number of whom also share their time and expenses with PeopleString. At December 31, 2011, we had five employees. We believe that our relationship with our employees is satisfactory. We have not suffered any labor problems since our inception.

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

Due to the widespread use of the Internet, it is possible that a number of laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet. It is possible that governments will enact legislation that may be applicable to us in areas including network security, encryption, data and privacy protection, electronic authentication or “digital” signatures, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues including property ownership, content, taxation, defamation and personal privacy is uncertain.

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

Item 4.      Mine Safety Disclosure

Not applicable.

Index
PART II

Item 5.     Market for Registrant’s Common Equity

Market Information
Our common stock commenced quotation on the NASDAQ OTC Bulletin Board under the trading symbol “BSGC” on May 2, 2006. In late 2010, stock quotations for BigString moved from the NASDAQ OTC Bulletin Board to the NASDAQ OTC Pink Sheets. The closing price of our common stock on March 30, 2012 was $0.01 per share. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ OTC Bulletin Board and NASDAQ OTC Pink Sheets. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2011	High	Low
First Quarter	$0.06	$0.02
Second Quarter	$0.02	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.00	(1)

Year Ended December 31, 2010	High	Low
First Quarter	$0.02	$0.01
Second Quarter	$0.05	$0.01
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.04	$0.02

(1)	Price was less than $0.01.

The NASDAQ OTC Bulletin Board and NASDAQ OTC Pink Sheets are generally considered to be less active and efficient markets than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer. As of March 30, 2012, we had over ten market makers for our common stock, including: Automated Trading Desk Financial Services, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, E*Trade Capital Markets, LLC, Knight Equity Markets, L.P., Pershing LLC, Rodman & Renshaw, Inc., The Vertical Trading Group, LLC, UBS Securities, LLC, and Vfinance Investments, Inc.

As of March 30, 2012, the approximate number of registered holders of our common stock was 49. As of March 30, 2012, the number of outstanding shares of our common stock was 144,027,690; the number of outstanding shares of our Series A Preferred Stock was 79,657 (currently convertible into 1,101,452 shares of our common stock); and there were 5,375,000 shares of common stock subject to outstanding warrants, and 9,125,000 shares of common stock subject to outstanding stock options.

Dividends
No dividends were declared on BigString’s common stock in the years ended December 31, 2011 and 2010, and it is anticipated that cash dividends will not be declared on BigString’s common stock in the foreseeable future. Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Issuance of Shares of Common Stock in Connection With Conversion of Notes
On January 10, 2011, BigString issued 1,666,667 shares of its common stock upon the conversion of convertible promissory notes totaling $25,000 by Alpha Capital Anstalt. The conversion price was $0.015 per share.

On January 20, 2011, BigString issued 3,000,000, 2,918,283 and 4,547,478 shares of its common stock upon the conversion of convertible promissory notes totaling $45,000, $43,774 and $68,212 by Alpha Capital Anstalt, Excalibur Special Opportunities LP and Whalehaven Capital Fund Limited, respectively. The conversion price was $0.015 per share.

Index

On January 24, 2011, BigString issued 1,000,000 and 4,800,000 shares of its common stock upon the conversion of convertible promissory notes totaling $15,000 and $72,000 by Alpha Capital Anstalt and Whalehaven Capital Fund Limited, respectively. The conversion price was $0.015 per share.

On January 25, 2011, BigString issued 4,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $60,000 by Alpha Capital Anstalt. The conversion price was $0.015 per share.

On January 26, 2011, BigString issued 3,333,334 shares of its common stock upon the conversion of convertible promissory notes totaling $50,000 by Iroquois Capital Management, LLC. The conversion price was $0.015 per share.

On February 24, 2011, BigString issued 3,000,000 shares of its common stock upon the conversion of convertible promissory notes totaling $45,000 by Whalehaven Capital Fund Limited. The conversion price was $0.015 per share.

On March 11, 2011, BigString issued 3,353,457 shares of its common stock upon the conversion of convertible promissory notes totaling $50,302 by Excalibur Special Opportunities LP. The conversion price was $0.015 per share.

On March 16, 2011, BigString issued 4,319,189 shares of its common stock upon the conversion of convertible promissory notes totaling $64,788 by Whalehaven Capital Fund Limited. The conversion price was $0.015 per share.

In connection with each of the issuances of shares described, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Details of Issuance of Shares of Our Common Stock in Connection With Accrued Interest
On March 11, 2011, BigString issued 2,448,642 shares of its common stock for accrued interest on convertible promissory notes totaling $36,730. BigString issued 1,000,000, 510,759 and 937,883 shares of BigString’s common stock to Alpha Capital Anstalt, Excalibur Special Opportunities LP and Whalehaven Capital Fund Limited, respectively. The interest conversion price was $0.015 per share. In connection with these issuances of common stock, BigString relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 6.      Selected Financial Data

BigString is a smaller reporting company and is therefore not required to provide this information.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about BigString’s financial condition and results of operations for the years ended December 31, 2011 and 2010. This information should be read in conjunction with BigString’s audited consolidated financial statements for the years ended December 31, 2011 and 2010, including the related notes thereto, which begin on page F-2 of this report.

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

At December 31, 2011, BigString was not considered a development stage enterprise in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”

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

Index

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

Evaluation of Long-Lived Assets. BigString reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flow expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related carrying amount.

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

Recent Accounting Pronouncements. BigString’s significant accounting policies are summarized in Note 1 of BigString’s consolidated financial statements for the years ended December 31, 2011 and 2010. There were no significant changes to these accounting policies during the years ended December 31, 2011 and 2010 and BigString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its consolidated financial statements.

Results of Operations

For the Years Ended December 31, 2011 and 2010
Net Earnings (Loss). For the year ended December 31, 2011, net earnings were $603,670, as compared to a net loss of $540,601 for the year ended December 31, 2010. The $1,144,271 increase in net earnings was primarily attributable to other income from a gain on sale of investments, partially offset by an increase in operating expenses.

Revenues. For the year ended December 31, 2011, revenues were $56,879, a $12,322 decrease from revenues of $69,201 generated during the year ended December 31, 2010. Of the revenues generated for the year ended December 31, 2011, $43,847 was generated from product and service fees and $13,032 was generated from advertisers, as compared to $52,907 from product and service fees and $16,294 from advertisers for the year ended December 31, 2010.

As of December 31, 2011, unearned revenue from product fees decreased to $0 from $1,303 at December 31, 2010.

Operating Expenses. For the year ended December 31, 2011, operating expenses were $826,716, a $644,656 increase from operating expenses of $182,060 incurred in the year ended December 31, 2010.

•
Cost of revenues: Cost of revenues for the year ended December 31, 2011 were $51,695, as compared to $46,622 for the prior year. The $5,073 increase in cost of revenues was primarily attributable to increased hosting expenses.

•
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the year ended December 31, 2011 were $775,021, as compared to $135,438 for the prior year. The $639,583 increase in expenses was primarily attributable to increased consulting, legal, staffing and associated overhead expenses.

Other income (expense). For the year ended December 31, 2011, other income was $1,373,507, a $1,801,249 increase over other expenses of $427,742 incurred in the year ended December 31, 2010.

•	Interest income: Interest income for the year ended December 31, 2011 was $482, as compared to $45 for the prior year. The $437 increase in income was primarily due to increased cash balances.

•	Interest expense: Interest expense for the year ended December 31, 2011 was $11,427, as compared to $92,680 for the prior year. The $81,253 decrease in expense was primarily due to reduced debt.

•
Other, net: Other, net income for the year ended December 31, 2011 was $1,384,452, as compared to Other, net expense of $335,107 for the prior year. The $1,719,559 increase in income was primarily due to an increase in gain on sale of investment of $2,318,827 and reduction of amortization expenses of $294,935, partially offset by amortization of deferred financing of $155,100 and other loss of $739,103 related to the gain on sale of investment as part of several Agreement and Releases.  The gain on sale of investment included $260,000, $740,000 and $18,826 from the sale of PeopleString common shares in April 2011, March 2011 and January 2011, respectively, and $1,300,000 from the issuance of PeopleString common shares in January 2011 as part of several Agreement and Releases.

Index

Income Taxes. For the years ended December 31, 2011 and 2010, we had no net income tax benefits.

•
Valuation allowances for the years ending December 31, 2011 and 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString may continue to incur losses. Net operating loss carryforwards were applied to earnings for the year ended December 31, 2011.

•
At December 31, 2011, BigString has available net operating loss carry forwards of approximately $12.6 million for federal income tax reporting purposes and $1.2 million for state income tax reporting purposes which expire in various years through 2031. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited, and, as such, BigString may be restricted in using its net operating loss and research credit carry forwards to offset future federal income tax expense.

Liquidity and Capital Resources
Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception through December 31, 2011, we have expended $5,102,316 for operating and investing activities, which has been primarily funded by investments of $5,371,533 from our stockholders and convertible note holders. For the year ended December 31, 2011, we generated $253,992 from our operating and investing activities, an increase of $241,806 from the $12,186 generated during the year ended December 31, 2010.

Our cash balance as of December 31, 2011 was $269,217, which was an increase of $253,992 from our cash balance of $15,225 as of December 31, 2010. This increase to our cash balance was primarily associated with the gain on sale of investments.

In March 2011, BigString sold 1,850,000 shares of PeopleString common stock through private transactions to accredited investors. The common stock was sold at $0.40 per share and BigString received aggregate gross proceeds of $740,000. As of March 31, 2011, BigString owned 6,125,600 shares of PeopleString common stock, approximately 17.7% of the issued and outstanding shares. In April 2011, BigString sold 650,000 shares of PeopleString common stock through private transactions to accredited investors. The common stock was sold at $0.40 per share and BigString received aggregate gross proceeds of $260,000. As of March 30, 2012, BigString owned 5,475,600 shares of PeopleString common stock, approximately 14.3% of the issued and outstanding shares.

Management believes its current cash balance of approximately $155,000 at March 30, 2012 is sufficient to fund the minimum level of operations for the next nine months.

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

In addition, if the revenues from our operations are not adequate to allow us to pay the principal and interest on the outstanding convertible notes, and the convertible notes are not converted into shares of common stock, we will seek additional equity financing and/or debt financing. It is also possible that we will seek to borrow money from traditional lending institutions, such as banks.

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

Index

Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial  Disclosure

None.

Item 9A.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of BigString’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Item 9B.   Other Information

None.

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors
Number of Directors. Our board of directors currently consists of three members. Our Amended and Restated Bylaws provide that the board of directors may consist of a minimum of three directors and a maximum of twelve, as determined by the board of directors from time to time.

Director Qualifications. While the selection of directors is a complex and subjective process that requires considerations of many intangible factors, the Company believes that candidates should generally meet the following criteria:

•	Broad training, experience and a successful track record at senior policy-making levels in business, government, education, technology, accounting, law, consulting and/or administration;
•	The highest personal and professional ethics, integrity and values;
•	Commitment to representing the long-term interests of the Company and all of its stockholders;
•	An inquisitive and objective perspective, strength of character and the mature judgment essential to effective decision-making;
•	Expertise that is useful to the Company and complementary to the background and experience of other board members; and
•	Sufficient time to devote to board and committee activities and to enhance their knowledge of our business, operations and industry.

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

Each director serves for a term set to expire at the next annual meeting of stockholders of BigString. The name, age, principal occupation or employment and biographical information of each member of the board of directors of BigString who served as of December 31, 2011 are set forth below:

Name and Address	Age	Principal Occupation or Employment
Darin M. Myman	47	President and Chief Executive Officer of BigString
Robert S. DeMeulemeester	45	Executive Vice President, Chief Financial Officer, Secretary and Treasurer of BigString
Adam M. Kotkin	32	Chief Operating Officer of PeopleString Corporation

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

Adam M. Kotkin has served as a member of BigString’s board of directors since June 29, 2005. He also served as the Chief Operating Officer of BigString since its inception on October 8, 2003 through November 12, 2010 and as Secretary of BigString from August 17, 2005 through November 12, 2010.  Mr. Kotkin has executive management experience having served as the Chief Operating Officer of PeopleString, a publicly traded company, since January 2009 and as the Chief Executive Officer of Apps Genius Corporation since its inception on December 17, 2009. He also has corporate governance and board experience having served as a member of PeopleString’s board of directors since PeopleString’s inception and as the sole member of Apps Genius’ Board of Directors since Apps Genius’ inception. Prior to joining BigString, he gained operating and Internet experience having served as a business manager for InsuranceGenie.com. Prior thereto, Mr. Kotkin developed sales skills having served as business developer and sales manager at LiveInsurance.com from March 1999 until December 2000. Mr. Kotkin graduated with distinction from New York University with a BA in Economics. Mr. Kotkin’s aforementioned experience and skills make him a valued advisor and highly qualified to serve as a director.

Executive Officers
The name, age, current position and biographical information of each executive officer of BigString are set forth below:

Name	Age	Position
Darin M. Myman	47	President and Chief Executive Officer
Robert S. DeMeulemeester	45	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

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

Based solely upon a review of Forms 3 and 4 (and amendments thereto) furnished to BigString during the year ended December 31, 2011 and Forms 5 (and amendments thereto) furnished to BigString with respect to the year ended December 31, 2011, BigString believes that all filings required to be made by its executive officers and directors pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed.

Chief Executive and Senior Financial Officer Code of Ethics
The chief executive and senior financial officers of BigString are held to the highest standards of honest and ethical conduct when conducting the affairs of BigString. All such individuals must act ethically at all times in accordance with the policies contained in BigString’s Chief Executive and Senior Financial Officer Code of Ethics. Copies of the Chief Executive and Senior Financial Officer Code of Ethics will be furnished without charge upon written request. Requests should be directed to BigString Corporation, 157 Broad Street, Suite 109, Red Bank, New Jersey 07701, Attention: Secretary.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to BigString for the years ended December 31, 2011 and 2010. The Named Executive Officers are Darin M. Myman, President and Chief Executive Officer, and Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (the “Named Executive Officers”).

2011 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)			Total ($)
Darin M. Myman, President and Chief Executive Officer	2011 2010	$ $	112,000 70,100	$ $	--- ---	$ $	--- ---	$ $	--- ---	$ $	--- ---	$ $	--- ---	$ $	--- 15,719	(1)	$ $	112,000 85,819

Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (2)	2011 2010	$ $	91,100 100	$ $	--- ---	$ $	--- ---	$ $	--- ---	$ $	--- ---	$ $	--- ---	$ $	--- ---		$ $	91,000 100
________
(1)	Represents amounts reimbursed for automobile expenses.
(2)	Please see “Certain Relationships and Related Transactions and Director Independence – Related Party Transactions” below for information on additional amounts paid to Mr. DeMeulemeester.

Index

Chief Financial Officer - Employment Agreement
Mr. DeMeulemeester and BigString entered into a letter agreement, effective September 18, 2006 (the “Letter Agreement”), pursuant to which BigString has employed Mr. DeMeulemeester as Executive Vice President, Chief Financial Officer and Treasurer of BigString, on an “at will” basis, whereby either BigString or Mr. DeMeulemeester can terminate his employment at any time for any reason or no reason. Pursuant to the terms of the Letter Agreement, BigString will pay Mr. DeMeulemeester an annual base salary of $130,000, which base salary will increase to $200,000 in the event BigString participates in one or more offerings of its securities and BigString receives, in the aggregate, more than $2,000,000 in net proceeds from such offering(s). At such time, Mr. DeMeulemeester will receive a lump sum payment, subject to any withholding required by law, equal to the difference between (a) the total amount of base salary paid to him up until the date of the increase to his base salary and (b) the total amount of base salary that would have been paid to him up until the date of the increase to his base salary, if his base salary was $200,000 as of September 18, 2006. To alleviate constraints on BigString’s limited financial resources during the years ended December 31, 2011 and 2010, Mr. DeMeulemeester’s base salary was reduced for such years.

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

In the event Mr. DeMeulemeester’s employment is terminated by BigString for any reason other than Cause (as defined in the Letter Agreement) after BigString is in receipt of more than $2,000,000 in net proceeds as a result of one or more offerings of its securities, or if Mr. DeMeulemeester’s employment is terminated by BigString or a successor entity for any reason other than Cause after or in connection with a Change of Control (as defined in BigString’s 2006 Equity Incentive Plan), Mr. DeMeulemeester will receive a lump sum payment equal to two months of his base salary, subject to any withholding required by law, within three days of the date his employment is terminated.

No other officer or employee of BigString has an employment agreement with BigString. At the discretion of our Board of Directors, BigString may in the future enter into employment agreements with one or more of its officers or other employees.

2006 Equity Incentive Plan
Pursuant to BigString’s 2006 Equity Incentive Plan, which was approved by the stockholders of BigString at its 2006 annual meeting of stockholders, options to purchase up to 15,000,000 shares of common stock may be granted to employees and directors of BigString who are in a position to make significant contributions to the success of BigString. As of December 31, 2011, stock options to purchase 4,825,000 shares of common stock were outstanding under the 2006 Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans
The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of outstanding stock options, and the number of securities remaining available for issuance as of December 31, 2011 were as follows:

2011 EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,825,000	(2)	$0.39	10,175,000
Equity compensation plans not approved by security holders	5,675,000	(3)	$0.24	---
Total	10,500,000		$0.31	10,175,000
_________
(1)	BigString currently has no stockholder-approved equity compensation plan other than the 2006 Equity Incentive Plan described herein.
(2)	Represents options to purchase common stock outstanding at December 31, 2011 issued under the Equity Incentive Plan. See discussion above for additional information.
(3)
Includes warrants to purchase 5,375,000 shares of common stock which were issued and outstanding as of December 31, 2011 and 300,000 shares of common stock issued to a vendor under a partnering arrangement.

Index

Outstanding Equity Awards at Fiscal Year End
The following table provides information about all equity compensation awards held by the Named Executive Officers at December 31, 2011:

OUTSTANDING EQUITY AWARDS FOR THE YEAR ENDED DECEMBER 31, 2011
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Darin M. Myman, President and Chief Executive Officer	4/11/08	500,000	--	--	$0.21	4/11/13

Robert S. DeMeulemeester, Executive Vice President, Chief Financial Officer, Secretary and Treasurer	4/11/08 11/14/07 9/18/06 9/18/06 9/18/06 9/18/06	500,000 500,000 400,000 600,000 400,000 400,000	-- -- -- -- -- --	-- -- -- -- -- --	$0.21 $0.18 $0.24 $0.50 $0.90 $1.25	4/11/13 11/14/17 9/18/16 9/18/16 9/18/16 9/18/16

Risk Management
The Board of Directors does not believe that BigString’s executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on BigString. Executive officers are compensated on a salary basis and have not been awarded any bonuses or other compensation in 2011 and 2010 that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of BigString. The Board has sought to align the interests of the executive officers with the long-term interests of BigString and its stockholders though grants of stock options under the Equity Incentive Plan, thereby giving the executive officers additional motivation to protect the long-term value of BigString.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of the directors of BigString for the year ended December 31, 2011.

2011 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darin M. Myman	$--	$--	$--	$--	$--	$--	$--
Robert S. DeMeulemeester	$--	$--	$--	$--	$--	$--	$--
Adam M. Kotkin	$--	$--	$--	$--	$--	$--	$--
________
(1)	BigString does not currently pay its directors any retainer or other fees for service on the Board or any committee thereof.
BigString did not have non-employee directors as of December 31, 2011.

Index

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder Matters

Principal Stockholders and Security Ownership of Management
The following table sets forth information as of March 30, 2012 with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of BigString’s common stock by (1) each director of BigString, (2) the Named Executive Officers of BigString, (3) each person or group of persons known by BigString to be the beneficial owner of greater than 5% of BigString’s outstanding common stock, and (4) all directors and officers of BigString as a group:

BENEFICIAL OWNERSHIP OF COMMON STOCK

Name of Beneficial Owner:		Percent
Directors, Officers and 5% Stockholders	No. of Shares (1)	of Class
Darin M. Myman (2)(3)(4)(5)	9,700,000	6.70%
Robert S. DeMeulemeester (2)(3)(6)(7)	3,042,300	2.07%
Adam M. Kotkin (2)(3)(8)	1,722,500	1.19%
Alpha Capital Anstalt (9)	17,166,667	10.72%
Jo Myman (2)(10)	9,700,000	6.70%
All Directors and Executive Officers as a Group (3 persons) (5)(7)(9)	14,464,800	9.73%
________
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
(5)
Includes 100,000 shares of common stock registered in the name of Mr. Myman’s wife, Jo Myman, and 900,000 shares of common stock held by Mr. Myman for the benefit of Mr. and Mrs. Myman’s children under the Uniform Transfers to Minors Act. Mr. Myman disclaims any beneficial interest in the shares held by his wife and the shares held by him as custodian for his children. Includes 700,000 shares of common stock subject to currently exercisable stock options.

(6)	Mr. DeMeulemeester serves as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of BigString.
(7)	Includes options to purchase 3,000,000 shares of common stock.
(8)	Includes options to purchase 1,000,000 shares of common stock.
(9)
Includes 16,166,667 shares of common stock issuable upon the conversion of issued and outstanding convertible notes. Konrad Ackerman has voting and investment control over shares held by Alpha Capital Anstalt. Mr. Ackerman disclaims beneficial ownership of such shares. Alpha Capital Anstalt maintains a mailing address at Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein.

(10)
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

Index

Item 13.   Certain Relationships and Related Transactions and Director Independence

Related Party Transactions
On December 29, 2008, in order to alleviate constraints on BigString’s limited financial resources, BigString signed an agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of BigString, has an interest. Digital BobKat, LLC provides business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. In May, 2011, the parties agreed to temporarily suspend services. Expenses for the years ended December 31, 2011 and 2010 were $69,310 and $78,436, respectively.

In addition, BigString issued shares of its common stock to Alpha Capital Anstalt, a holder of more than five percent (5%) of BigString’s outstanding common stock, during 2011, as described under Item 5, “Market for Registrant’s Common Equity – Issuance of Shares of Common Stock in Connection with Conversion of Notes,” above.

Meetings and Committees of the Board of Directors
The board of directors of BigString conducts business through meetings of the board or by unanimous written consents of the board. The board of directors for 2011 consisted of Robert S. DeMeulemeester, Adam M. Kotkin and Darin M. Myman following the election of directors at the 2008 annual meeting of stockholders. BigString did not hold an annual meeting in 2009, 2010 or 2011. None of Mr. DeMeulemeester, Mr. Kotkin or Mr. Myman qualifies as an independent director in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC. During 2011, the board held one (1) meeting, and the board acted by unanimous written consent on two (2) occasions.

For the year ended December 31, 2011, the audit committee consisted of directors Robert S. DeMeulemeester and Adam M. Kotkin. Mr. DeMeulemeester served as the chair of the audit committee. Neither Mr. DeMeulemeester nor Mr. Kotkin qualified as an independent director under NASDAQ’s definition of “independent director” in fiscal 2011. The board has determined that Mr. DeMeulemeester qualifies as a financial expert under the rules of the SEC. The audit committee selected the accounting firm of Madsen & Associates CPAs, Inc. to act as BigString’s independent public accounting firm for the year ended December 31, 2011 and audit the financial statements of BigString for such year. The audit committee met five (5) times during 2011, with all members attending each meeting.

For the year ended December 31, 2011, the compensation committee consisted of director Darin M. Myman. Mr. Myman served as the chair of the compensation committee. Mr. Myman did not qualify as an independent director under NASDAQ’s definition of “independent director” in fiscal 2011. The compensation committee did not meet during 2011.

For the year ended December 31, 2011, the nominating and corporate governance committee consisted of directors Darin M. Myman and Adam M. Kotkin. Mr. Myman served as the chair of the nominating and corporate governance committee. Neither Mr. Myman nor Mr. Kotkin qualified as an independent director under NASDAQ’s definition of “independent director” in fiscal 2011. The nominating and corporate governance committee did not meet during 2011.

Item 14.   Principal Accounting Fees and Services.

Audit Fees
BigString incurred fees of approximately $20,500 and $20,500 in 2011 and 2010, respectively, to Madsen & Associates CPAs, Inc. for audit services, which included work related to the audits rendered for the years ended December 31, 2011 and 2010.

Audit Related Fees
As of December 31, 2011, BigString has not paid any fees associated with audit related services to Madsen & Associates CPAs, Inc., or any other accounting firm.

Index

Tax Fees
As of December 31, 2011, BigString has not paid any fees associated with tax compliance, tax advice or tax planning to Madsen & Associates CPAs, Inc. or any other accounting firm.

All Other Fees
As of December 31, 2011, BigString has not paid any fees associated with non-audit services to Madsen & Associates CPAs, Inc., or any other accounting firm.

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

BIGSTRING CORPORATION

Date: April 12, 2012	By:	/s/ Darin M. Myman
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

Signatures	Title	Date

/s/ Darin M. Myman	President and Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2012
Darin M. Myman

/s/ Robert S. DeMeulemeester	Executive Vice President, Chief Financial Officer, Secretary and Treasurer	April 12, 2012
Robert S. DeMeulemeester	and Director (Principal Financial and Accounting Officer)

/s/ Adam M. Kotkin	Director	April 12, 2012
Adam M. Kotkin

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIGSTRING CORPORATION AND SUBSIDIARY

Index

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BigString Corporation
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheet of BigString Corporation and Subsidiary (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the periods ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 2 to the Company's consolidated financial statements, the Company has a working capital deficit and has incurred losses from operations since operations commenced. The Company's continued existence is dependent upon its ability to obtain working capital through additional equity and/or debt financing and revenue to cover expenses as the Company continues to incur losses. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

/s/ Madsen & Associates, CPAs Inc.

April 12, 2012

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$269,217	$15,225
Accounts receivable - net of allowance of $0 and $25	-	1,888
Prepaid expenses and other current assets	4,600	11,842
Total current assets	273,817	28,955
Property and equipment - net	-	13,731
Other assets	3,000	3,000
TOTAL ASSETS	$276,817	$45,686

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$134,134	$192,826
Accrued expenses	311,015	262,119
Unearned revenue	-	1,303
Accrued interest	40,883	86,234
Short-term debt	91,500	928,646
Total current liabilities	577,532	1,471,128
Long term liabilities:
Long-term debt	148,600	-
TOTAL LIABILITIES	726,132	1,471,128

Stockholders' deficiency:
Preferred stock, $0.0001 par value - authorized 1,000,000 shares; issued and outstanding 79,657 and 79,657 shares, respectively	8	8
Common stock, $0.0001 par value - authorized 249,000,000 shares; issued and outstanding 137,027,690 and 98,640,640 shares, respectively	13,703	9,864
Additional paid in capital	14,596,798	14,228,180
Deficit	(15,059,824)	(15,663,494)
Total stockholders' deficiency	(449,315)	(1,425,442)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$276,817	$45,686

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010
Operating revenues	$56,879	$69,201
Operating expenses:
Cost of revenues	51,695	46,622
Research, development, sales, general and administrative	775,021	135,438
Total operating expenses	826,716	182,060
Loss from operations	(769,837)	(112,859)
Other income (expense):
Interest income	482	45
Interest expense	(11,427)	(92,680)
Other, net	1,384,452	(335,107)
Total other income (expenses)	1,373,507	(427,742)
Earnings (loss) before provision for income taxes	603,670	(540,601)
Provision for income taxes	-	-
Net earnings (loss)	$603,670	$(540,601)

Net earnings (loss) per common share calculation:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Weighted average common shares outstanding:
Basic	133,168,655	79,516,732
Diluted	178,195,227	79,516,732

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In
	Total	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2010	$(1,414,865)	79,657	$8	63,329,761	$6,333	$13,701,687	$(15,122,893)
Stock-based compensation expense	361	-	-	-	-	361	-
Issuance of common stock for accrued interest (at $0.015 per share)	71,171	-	-	4,744,715	474	70,697	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	458,492	-	-	30,566,164	3,057	455,435	-
Net loss	(540,601)	-	-	-	-	-	(540,601)
Balance, December 31, 2010	(1,425,442)	79,657	8	98,640,640	9,864	14,228,180	(15,663,494)
Issuance of common stock for accrued interest (at $0.015 per share)	36,730	-	-	2,448,642	245	36,485	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	539,076	-	-	35,938,408	3,594	535,482	-
Deferred financing	(203,349)	-	-	-	-	(203,349)	-
Net earnings	603,670	-	-	-	-	-	603,670
Balance, December 31, 2011	$(449,315)	79,657	$8	137,027,690	$13,703	$14,596,798	$(15,059,824)

See notes to consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$603,670	$(540,601)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	13,731	96,238
Gain on sale of investments	(2,318,827)	-
Accretion for beneficial conversion feature, note discount, note cost amortization, deferred financing and gain on sale of investments offset	947,181	264,532
Stock-based compensation	-	361
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	1,888	2,402
Decrease in prepaid expenses and other assets	7,242	310,691
(Decrease) in accounts payable	(58,692)	(38,732)
Increase (decrease) in accrued expenses and other liabilities	40,275	(82,359)
(Decrease) in unearned revenue	(1,303)	(346)
Net cash (used in) provided by operating activities	(764,835)	12,186
Cash flows from investing activities:
Proceeds from sale of marketable securities	1,018,827	-
Net cash provided by investing activities	1,018,827	-
Net change in cash and cash equivalents	253,992	12,186
Cash and cash equivalents - beginning of year	15,225	3,039
Cash and cash equivalents - end of year	$269,217	$15,225

Supplementary information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions during the periods for:
Conversion of promissory notes	$539,076	$458,492
Issuance of common stock for accrued interest	$36,730	$71,170
Exchange of assets for elimination of common stock warrants and deferred financing	$1,300,000	$-

See notes to consolidated financial statements.

Index

BIG STRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

PeopleString Corporation (“PeopleString”), incorporated in the state of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. BigString currently owns approximately 14% of PeopleString’s outstanding common stock.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BigString and its subsidiary, BigString Interactive, which is a wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated.

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

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term investments in United States treasury bills and commercial paper with an original maturity of three months or less when purchased. At December 31, 2011 and 2010, cash and cash equivalents approximated $269,000 and $15,000, respectively.

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

Index

BIG STRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unearned revenue consists primarily of prepaid electronic commerce and subscription fees billed and paid in advance. Under certain agreements, the Company may be obligated to provide refunds if services are not delivered.

BigString has a verbal agreement with PeopleString, a related party, to license BigString’s messaging technology and share the cost of certain common services. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice.

REVENUE RECOGNITION

BigString derives revenue from online services, electronic commerce, advertising and data network services. BigString also derives revenue from marketing affiliations. BigString recognizes revenue in accordance with the guidance contained in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (“ASC 605”).

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

BigString records its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, age of the accounts receivable balances, the credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay. Allowances at December 31, 2011 and 2010 were $0 and $25, respectively.

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

EVALUATION OF LONG-LIVED ASSETS

BigString reviews property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flow expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related carrying amount.

DEFERRED FINANCING COSTS

Debt issue costs were deferred and amortized in other income (expense) over the original terms of the related debts. BigString issued notes in June 2009, February 2008 and May 2007, which have been fully amortized and is included in other, net in the consolidated statement of operations.

Index

BIG STRING CORPORATION AND SUBSIDIARY
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

BigString issues shares of common stock to non-employees as stock-based compensation. BigString accounts for the services using the fair market value of the consideration issued, generally measured as the closing price of BigString’s common stock on the date of the agreement. For the years ended December 31, 2011 and 2010, the Company did not issue shares of common stock as compensation.

BigString has one stock-based compensation plan under which incentive and nonqualified stock options or rights to purchase stock may be granted to employees, directors and other eligible participants. The fair values of the stock options are estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended December 31, 2011 and 2010, BigString recorded compensation expense of $0 and $361, respectively, in connection with the issuance of stock options.

BigString issues stock purchase warrants to non-employees as stock-based compensation. The fair values of the stock purchase warrants are estimated on the date of grant using the Black-Scholes option-pricing model. For the years ended December 31, 2011 and 2010, the Company did not issue stock purchase warrants as compensation.

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

EQUITY METHOD INVESTMENTS

BigString accounts for non-marketable investments using the equity method of accounting if the investment gives it the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if there is an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for additional investments and their proportionate share of earnings or losses and distributions. BigString records its share of the investee’s earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes, in its consolidated statement of operations. Equity investments of less than 20% are generally stated at cost; the cost is not adjusted for its proportionate share of the earnings or losses. BigString evaluates its equity investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of a loss in value has occurred, BigString compares fair value of the investment to its carrying value to determine whether impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline to be other than temporary, the excess of the carrying value over the estimated fair value is recognized as impairment in the consolidated financial statements.

Index

BIG STRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BigString accounts for its investment in PeopleString under the equity method. The investment has been reduced to $0 and BigString is not required to make any capital contributions to PeopleString. Any increase in fair market value has not been recorded. BigString maintains a significant amount of influence over the operation of PeopleString and the executive officers of BigString also serve as executive officers of PeopleString.

NEW FINANCIAL ACCOUNTING STANDARDS

Accounting Standards Update No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS.   This ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company will implement the provisions of ASU No. 2011-04 effective January 1, 2012. The Company does not expect the adoption of the provisions of this ASU to have a material effect on its consolidated financial position, results of operations or cash flows, nor is it expected to materially modify or expand the Company’s financial statement footnote disclosures.

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will implement the provisions of ASU 2011-05 by presenting the components of net income and other comprehensive income in two separate but consecutive financial statements beginning in the first quarter of 2012.

NOTE 2. GOING CONCERN

For the year ended December 31, 2011, BigString’s consolidated financial statements reflect a loss from operations of $769,837, net cash used in operations of $764,835, a working capital deficit of $303,715, a stockholders’ deficit of $15,059,824 and a cumulative net loss of $14,579,824. These matters raise substantial doubt about the ability of BigString to continue as a going concern. BigString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

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

As a result of these sales of PeopleString common stock, BigString owned approximately 14.6% of PeopleString’s common stock as of December 31, 2011.  Based on the proceeds received from these sales, BigString believes it has sufficient capital to fund operations for at least the next nine months as of March 30, 2012.

Index

BIG STRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period and after preferred stock dividend requirements. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period and after preferred stock dividend requirements. All potentially dilutive securities at December 31, 2010, which include convertible notes, outstanding preferred stock, warrants and options, have been excluded from the computation, as their effect is antidilutive.

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

As of December 31, 2011 and 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents and investments. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The fair value of BigString’s investment in PeopleString at December 31, 2011 was determined based on quoted market prices in public markets and is categorized as Level 1. However, BigString’s investment in PeopleString at December 31, 2010 was determined based on a private placement per share purchase price for PeopleString’s common stock and was categorized as Level 2. The fair value of BigString’s investment in FindItAll, Inc. was determined based on cost and was categorized as Level 3. There were no transfers in or out of Level 3 during the years ended December 31, 2011 and 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2011 and 2010:

		Assets at Fair Value at Period End, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Cash and cash equivalents	$269,217	$269,217	$-	$-
Investments	276,780	273,780	-	3,000
	$545,997	$542,997	$-	$3,000
December 31, 2010
Cash and cash equivalents	$15,225	$15,225	$-	$-
Investments	1,253,000	-	1,250,000	3,000
	$1,268,225	$15,225	$1,250,000	$3,000

There were no financial assets accounted for at fair value on a nonrecurring basis at December 31, 2011 and 2010.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of December 31, 2011 and 2010.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2011	2010
Computer equipment and internal software	$159,313	$159,313
Furniture and fixtures	5,721	5,721
	165,034	165,034
Less accumulated depreciation	165,034	151,303
	$-	$13,731

Depreciation expense for the years ended December 31, 2011 and 2010 was $13,731 and $25,663, respectively.

NOTE 6. INVESTMENTS

Equity Investment:

The Company owned 5,475,600 shares of PeopleString’s common stock, approximately 15% of PeopleString’s outstanding common stock, at December 31, 2011, which had a fair market value of $273,780 based on the closing price of PeopleString common stock at such date. At December 31, 2011, the historical cost value of equity investments was $0.

A consolidated balance sheet for PeopleString is as follows:

	December 31,
	2011	2010
Assets	$499,942	$613,236

Liabilities	153,720	312,641
Stockholders' equity	346,222	300,595
Total liabilities and stockholders' equity	$499,942	$613,236

A consolidated statement of operations for PeopleString is as follows:

	For the Years Ended
	December 31,
	2011	2010
Revenues	$716,166	$2,653,949
Expenses	2,002,019	2,601,305
Net (loss) earnings	$(1,285,853)	$52,644

Index

BIG STRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost Method Investment:

At December 31, 2011, the Company held a $3,000 investment in FindItAll, Inc. at cost. This investment is categorized as other assets on the Company’s consolidated balance sheets.

NOTE 7. OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income, interest expense, and other, net. The components of other, net consist of gain on investments, amortization of expenses related to the Company’s convertible debenture, preferred stock, warrant and common stock financings, and other income (loss), and are as follows:

	For the Years Ended
	December 31,
	2011	2010
Gain on sale of investments	$2,318,827	$-
Amortization of debt issue costs	(7,242)	(70,575)
Amortization of promissory note discount	(6,629)	(49,437)
Amortization of beneficial conversion feature	(26,301)	(215,095)
Amortization of deferred financing	(155,100)	-
Other income (loss)	(739,103)
	$1,384,452	$(335,107)

For the year ended December 31, 2011, gain on sale of investment included $260,000, $740,000 and $18,826 from the sale of PeopleString common shares in April 2011, March 2011 and January 2011, respectively, and $1,300,000 from the issuance of PeopleString common shares in January 2011 as part of several Agreement and Releases as discussed in Note 9. Other loss of $739,103 was recorded as part of several Agreement and Releases as discussed in Note 9.

Deferred financing costs were $65,000, $250,000 and $22,500 for the June 2009, February 2008 and May 2007 financings, respectively, and are being amortized over the incremental term of each note issued in those financings, as such terms may have been extended pursuant to the Agreement and Releases.

NOTE 8. INCOME TAXES

BigString applies the provisions of the ASC 740, “Income Taxes.” A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of December 31, 2011 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString may continue to incur losses. Net operating loss carryforwards were applied to earnings for the year ended December 31, 2011.

Components of deferred income tax assets are as follows:

	December 31,
	2011	2010
Deferred tax assets - current	Tax Effect	Tax Effect
Benefit due to loss carryforward	$5,102,938	$5,314,223
Valuation allowance	(5,102,938)	(5,314,223)
	$-	$-

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

Index

BIG STRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, BigString has available NOL carry forwards of approximately $12.6 million for federal income tax reporting purposes and $1.2 million for state income tax reporting purposes which expire in various years through 2031. The differences between book income and tax income primarily relates to amortization of intangible assets and other expenditures. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s NOL and research credit carry forwards may be limited, and, as such, BigString’s NOL carry forwards available to offset future federal taxable income may be limited. Similarly, BigString may be restricted in using its research credit carry forwards to offset future federal income tax expense.

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

On January 31, 2011, BigString entered into a separate Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited which extended the terms of the June 23, 2009 convertible notes and other convertible notes issued by BigString to each of them by two years.  As a result, the terms of the June 23, 2009 convertible notes have been extended to June 23, 2013.  The Agreement and Releases are discussed in greater detail below in this Note 9.

At December 31, 2011, the outstanding aggregate principal amount of the June 23, 2009 convertible notes was $75,000.

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

Index

BIG STRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The February 29, 2008 convertible notes were scheduled to mature on February 28, 2011.  On January 31, 2011, BigString entered into a separate Agreement and Release with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited which extended the terms of the February 29, 2008 convertible notes and other convertible notes issued by BigString to each of them by two years.  As a result, the terms of the February 29, 2008 convertible notes have been extended to February 28, 2013.  The Agreement and Releases are discussed in greater detail below in this Note 9.

At December 31, 2011, the outstanding aggregate principal amount of the February 29, 2008 convertible notes was $250,000.

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

At December 31, 2011, the outstanding aggregate principal amount of the May 1, 2007 convertible notes was $97,500.

On May 1, 2010, the convertible notes issued by BigString on May 1, 2007 to each of Alpha Capital Anstalt, Iroquois Master Fund and Whalehaven Capital Fund Limited matured. On November 5, 2010, BigString received a notice of default from Iroquois Capital Management, LLC demanding immediate repayment of the entire balance of the May 1, 2007 convertible note in cash plus all accrued and unpaid interest and penalties. Subsequently, Iroquois Capital Management, LLC verbally rescinded such demand.  The May 1, 2007 convertible notes issued to each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited were extended by two years pursuant to the terms of the Agreement and Release between BigString and each of them, described below in this Note 9.  As a result, the term of the May 1, 2007 convertible notes issued to each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited have been extended to May 1, 2012.  The term of the convertible note issued to Iroquois Capital Management, LLC was not extended.

Index

BIG STRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2011, BigString entered into a separate Agreement and Release (each an “Agreement and Release”) with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited (collectively, the “Releasors”). As discussed above in this Note 9, each of the Releasors is the holder of convertible notes previously issued to each of them by BigString on the following dates and in the following principal amounts: May 1, 2007 in the principal amount of $250,000; February 29, 2008 in the principal amount of $250,000; and June 23, 2009 in the principal amount of $75,000 (collectively the “Notes”). Each of the Releasors is also the holder of certain warrants to acquire shares of BigString’s common stock that were previously issued to each of them by BigString on the following dates: February 29, 2008 for the right to purchase 833,333 shares (including an additional 729,167 shares as adjusted) of BigString’s common stock; and June 23, 2009 for the right to purchase 2,500,000 shares of BigString’s common stock (collectively, the “Warrants”). Pursuant to the terms of each Agreement and Release, the Warrants held by each of the Releasors were cancelled and each of the Notes held by each of them was amended to extend the term by two years. In addition, the Releasors released any claims they each had or may have had against BigString through the date of their respective Agreement and Release. In consideration of the foregoing, BigString has transferred 500,000 shares of PeopleString common stock to Alpha Capital Anstalt and 1,500,000 shares of PeopleString common stock to Whalehaven Capital Fund Limited. BigString accounted for the transaction as a gain on investment, waived accrued interest expense, cancellation of warrants, other loss and deferred financing cost which will be accrued over the remaining life of the Notes.

For the years ended December 31, 2011 and 2010, $539,076 and $458,492, respectively, of the convertible notes were converted, resulting in 35,938,408 and 30,566,164 shares, respectively, of BigString’s common stock being issued to the holders of the convertible notes.

Information regarding the convertible notes outstanding at December 31, 2011 and December 31, 2010 is as follows:

	December 31,
	2011	2010
Convertible note, May 1, 2007, maturing May 1, 2010 and May 1, 2012	$97,500	$292,500
Beneficial conversion feature	-	-
Note discount	-	-
Deferred financing	(6,000)	-
	91,500	292,500

Convertible note, February 29, 2008, maturing February 28, 2013	250,000	594,076
Beneficial conversion feature	-	(8,801)
Note discount	-	(3,592)
Deferred financing	(140,000)	-
	110,000	581,683

Convertible note, June 23, 2009, maturing June 23, 2013	75,000	75,000
Beneficial conversion feature	-	(17,500)
Note discount	-	(3,037)
Deferred financing	(36,400)	-
	38,600	54,463
Total	240,100	928,646
Less current maturities	91,500	928,646
Long-term debt	$148,600	$-

As of December 31, 2011, the current debt of $97,500 is net of deferred financing costs of $6,000 and long term debt of $325,000 is net of deferred financing costs of $176,400.

As of December 31, 2011, the maturities of the outstanding debt are as follows:

Maturities as of December 31, 2011
Years Ending	Outstanding
December 31,	Debt
2012	$97,500
2013	325,000
$422,500

Index

BIG STRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010, BigString issued 2,448,642 and 4,744,715 shares, respectively, of BigString’s common stock in lieu of $36,730 and $71,171, respectively, of accrued interest. Interest expense for the years ended December 31, 2011 and 2010 was $11,427 and $92,680, respectively.

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

Currently, there are 79,657 shares of Series A Preferred Stock outstanding.

NOTE 12. SHARE-BASED COMPENSATION

Warrants:

As discussed in Note 9, on January 31, 2011, BigString entered into a separate Agreement and Release with each of the Releasors. Pursuant to the terms of each Agreement and Release, the Releasors have each agreed to forfeit the Warrants held by each of them to BigString for cancellation. Warrants to purchase 8,125,000 shares of BigString’s common stock, exercisable at $0.015 per share of common stock, were cancelled, resulting in a reduction of additional paid in capital of $203,349. The Company valued the warrants based on fair market value as estimated on the date of the Agreement and Release using the Black-Scholes option-pricing model.

Information regarding the warrants outstanding, all of which are exercisable, for 2011 and 2010 is as follows:

Index

BIG STRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2010	16,393,545	$0.14
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	(2,343,545)	$0.18
Warrants outstanding at December 31, 2010	14,050,000	$0.13	3.2	$175,500
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	(8,675,000)	$0.06
Warrants outstanding at December 31, 2011	5,375,000	$0.25	2.7	$-
Warrants exercisable at December 31, 2011	5,375,000	$0.25	2.7	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money warrants) that would have been received by the warrant holders if all in-the-money warrants had been exercised on the specified dates.

No warrants were granted during the years ended December 31, 2011 and 2010.

No warrants were exercised and no cash received during the years ended December 31, 2011 and 2010.

During the years ended December 31, 2011 and 2010, 8,125,000 and 0 warrants were cancelled, respectively, with an aggregate intrinsic value of $121,875 and $0, respectively, at the date of cancellation. During the years ended December 31, 2011 and 2010, 550,000 and 2,343,545 warrants were forfeited or expired, respectively, with an aggregate intrinsic value of $0 and $0, respectively, at the date of forfeit or expiration.

Equity Incentive Plan and Stock Options Issued to Consultants:

For the years ended December 31, 2011 and 2010, BigString recorded stock-based option compensation expense of $0 and $361, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

Information regarding the stock options outstanding during the years ended December 31, 2011 and 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2010	9,150,100	$0.33
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(2,200,000)	$0.26
Options outstanding at December 31, 2010	6,950,100	$0.36	3.4	$-
Options granted	-	$-
Options exercised	-	$-
Options cancelled/forfeited/expired	(1,825,100)	$0.32
Options outstanding at December 31, 2011	5,125,000	$0.37	3.4	$-
Options exercisable at December 31, 2011	5,125,000	$0.37	3.4	$-

Index

BIG STRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

No options were granted during the years ended December 31, 2011 and 2010.

No options were exercised and consequently no cash was received from, and no tax benefit was attributable to, option exercises and no cash was received from purchases of shares for the years ended December 31, 2011 and 2010.

During the years ended December 31, 2011 and 2010, options to purchase a total of 1,825,100 and 2,200,000 shares of BigString’s common stock, respectively, were cancelled, forfeited or expired with an aggregate intrinsic value of $0 and $0, respectively, at the date of expiration.

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

NOTE 13. ACCRUED EXPENSES

Accrued expenses at December 31, 2011 and 2010 were $311,015 and $262,119, respectively, primarily for compensation. BigString’s management monitors accrued expenses.

NOTE 14. RELATED PARTY TRANSACTIONS

On December 29, 2008, BigString signed an agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of BigString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. In May, 2011, the parties agreed to temporarily suspend services. Expenses for the years ended December 31, 2011 and 2010 were $69,310 and $78,436, respectively.

On April 2, 2009, PeopleString entered into a verbal agreement with BigString to license BigString’s messaging technology and share the cost of certain common services. At September 30, 2011, BigString was a significant, non-majority stockholder of PeopleString. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. BigString recorded revenue for the years ended December 31, 2011 and 2010 of $42,000 and $42,000, respectively.

Index

BIG STRING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shared services costs are quantified based on PeopleString management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and were primarily paid by PeopleString by year-end. PeopleString determined, in its sole discretion, based on its subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that are allocated to PeopleString. For the years ended December 31, 2011 and 2010, BigString recorded expense of $151,647 and $(5,403), respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Leases:

BigString leases its facilities which may require BigString to pay certain executory costs (such as insurance and maintenance). At December 31, 2011, the Company had no future minimum lease payments for operating leases.

Rental expense, excluding shared service costs, was $13,800 and $18,832 for the years ended December 31, 2011 and 2010, respectively.

Computer co-location, power and Internet access expense, including shared service costs, was $32,833 and $15,322 for the years ended December 31, 2011 and 2010, respectively.

Consulting Agreements:

In June, 2011, BigString entered into a two year agreement with Lifeline Industries, Inc. to provide business consulting services. The work was materially completed in 2011. Expenses for the years ended December 31, 2011 and 2010 were $50,000 and $0, respectively.

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

4.5
Amendment No. 1 to Convertible Note (principal amount $250,000, issued May 1, 2007) between BigString and Alpha Capital Anstalt dated January 31, 2011, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2011.

4.6
Amendment No. 1 to Convertible Note (principal amount $250,000, issued February 29, 2008) between BigString and Alpha Capital Anstalt dated January 31, 2011, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 4, 2011.

4.7
Amendment No. 1 to Convertible Note (principal amount $75,000, issued June 23, 2009) between BigString and Alpha Capital Anstalt dated January 31, 2011, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 4, 2011.

4.8
Amendment No. 1 to Convertible Note (principal amount $250,000, issued May 1, 2007) between BigString and Whalehaven Capital Fund Limited dated January 31, 2011, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on February 4, 2011.

4.9
Amendment No. 1 to Convertible Note (principal amount $250,000, issued February 29, 2008) between BigString and Whalehaven Capital Fund Limited dated January 31, 2011, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the SEC on February 4, 2011.

4.10
Amendment No. 1 to Convertible Note (principal amount $75,000, issued June 23, 2009) between BigString and Whalehaven Capital Fund Limited dated January 31, 2011, incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the SEC on February 4, 2011.

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

Index

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