Form 10-Q
period 2012-03-31
BigString CORP
filed 2012-05-21
CIK 1335282

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 18, 2012:

Common Stock, par value $0.0001 per share	144,027,690
(Class)	(Number of Shares)

Index

BIGSTRING CORPORATION
FORM 10-Q
MARCH 31, 2012

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2011 of BigString Corporation (“BigString” or the “Company”).

The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$137,198	$269,217
Prepaid expenses and other current assets	4,600	4,600
Total current assets	141,798	273,817
Other assets	3,000	3,000
TOTAL ASSETS	$144,798	$276,817

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$121,583	$134,134
Accrued expenses	328,175	311,015
Accrued interest	46,170	40,883
Short-term debt	212,500	91,500
Total current liabilities	708,428	577,532
Long term liabilities:
Long-term debt	46,400	148,600
TOTAL LIABILITIES	754,828	726,132

Stockholders' deficiency:
Preferred stock, $0.0001 par value - authorized 1,000,000 shares; issued and outstanding 79,657 and 79,657 shares, respectively	8	8
Common stock, $0.0001 par value - authorized 249,000,000 shares; issued and outstanding 144,027,690 and 137,027,690 shares, respectively	14,403	13,703
Additional paid in capital	14,702,690	14,596,798
Deficit	(15,327,131)	(15,059,824)
Total stockholders' deficiency	(610,030)	(449,315)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$144,798	$276,817

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Operating revenues	$6,000	$17,287
Operating expenses:
Cost of revenues	8,463	14,003
Research, development, sales, general and administrative	135,809	283,199
Total operating expenses	144,272	297,202
Loss from operations	(138,272)	(279,915)
Other income (expense):
Interest income	53	19
Interest expense	(5,288)	(97,911)
Other, net	(123,800)	1,351,581
Total other income (expense)	(129,035)	1,253,689
(Loss) earnings before provision for income taxes	(267,307)	973,774
Provision for income taxes	-	-
Net (loss) earnings	$(267,307)	$973,774

Net (loss) earnings per common share:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01
Weighted average common shares outstanding:
Basic	140,126,591	121,377,161
Diluted	140,126,591	180,001,949

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
 (Unaudited)

		Preferred Stock		Common Stock		Additional
		No. of		No. of		Paid-In
	Total	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2011	$(1,425,442)	79,657	$8	98,640,640	$9,864	$14,228,180	$(15,663,494)
Issuance of common stock for accrued interest (at $0.015 per share)	36,730	-	-	2,448,642	245	36,485	-
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	539,076	-	-	35,938,408	3,594	535,482	-
Deferred financing	(203,349)	-	-	-	-	(203,349)	-
Net earnings	603,670	-	-	-	-	-	603,670
Balance, December 31, 2011	(449,315)	79,657	8	137,027,690	13,703	14,596,798	(15,059,824)
Issuance of common stock for conversion of promissory notes (at $0.015 per share)	105,000	-	-	7,000,000	700	104,300	-
Stock-based compensation expense	1,592	-	-	-	-	1,592	-
Net loss	(267,307)	-	-	-	-	-	(267,307)
Balance, March 31, 2012	$(610,030)	79,657	$8	144,027,690	$14,403	$14,702,690	$(15,327,131)

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) earnings	$(267,307)	$973,774
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization of property and equipment, intangible and other assets	-	4,257
Gain on sale of investments	-	(2,058,827)
Accretion for beneficial conversion feature, note discount, note cost amortization, deferred financing and gain on sale of investment offset	123,800	810,316
Stock-based compensation	1,592	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	-	(1,346)
Decrease in prepaid expenses and other assets	-	6,080
(Decrease) increase in accounts payable	(12,551)	80,511
Increase in accrued expenses and other liabilities	22,447	156,380
(Decrease) in unearned revenue	-	(821)
Net cash used in operating activities	(132,019)	(29,676)
Cash flows from investing activities:
Proceeds from sale of marketable securities	-	758,827
Net cash provided by investing activities	-	758,827
Net change in cash and cash equivalents	(132,019)	729,151
Cash and cash equivalents - beginning of period	269,217	15,225
Cash and cash equivalents - end of period	$137,198	$744,376

Supplementary information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions during the periods for:
Conversion of promissory notes to common stock	$105,000	$539,076
Issuance of common stock for accrued interest	$-	$36,730
Exchange of assets for elimination of common stock warrants and deferred financing	$-	$1,300,000

See notes to unaudited consolidated financial statements.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2012, and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented herein have been prepared by BigString and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2011 was derived from audited financial statements.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are summarized in Note 1 of the Company’s annual report on Form 10-K for the period ended December 31, 2011.  There were no significant changes to these accounting policies during the three months ended March 31, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 2. GOING CONCERN

For the three months ended March 31, 2012, BigString’s consolidated financial statements reflect a loss from operations of $267,307, net cash used in operations of $132,019, a working capital deficiency of $566,630, a stockholders’ deficit of $15,327,131 and a cumulative net loss of $14,847,131. These matters raise substantial doubt about the ability of BigString to continue as a going concern. BigString’s consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

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

As a result of these sales of PeopleString common stock, BigString owned approximately 14% of PeopleString’s common stock as of March 31, 2012.  BigString believes that it does not have sufficient capital to fund operations for at least the next twelve months.

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the specified period and after preferred stock dividend requirements. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the specified period and after preferred stock dividend requirements. For the three months ended March 31, 2012, all potentially dilutive securities, which include convertible notes, outstanding preferred stock, warrants and options, have been excluded from the computation, as their effect is antidilutive.

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

As of March 31, 2012 and December 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents and investments. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The fair value of BigString’s investment in PeopleString at March 31, 2012 and December 31, 2011 was determined based on quoted market prices in public markets and is categorized as Level 1. The fair value of BigString’s investment in FindItAll, Inc. was determined based on cost and was categorized as Level 3. There were no transfers in or out of Level 3 during three months ended March 31, 2012 and the year ended December 31, 2011.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

		Assets at Fair Value at Period End, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Cash and cash equivalents	$137,198	$137,198	$-	$-
Investments	386,292	383,292	-	3,000
	$523,490	$520,490	$-	$3,000
December 31, 2011
Cash and cash equivalents	$269,217	$269,217	$-	$-
Investments	276,780	273,780	-	3,000
	$545,997	$542,997	$-	$3,000

Index

There were no financial assets accounted for at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values. The Company did not have any other financial instruments within the scope of the fair value disclosure requirements as of March 31, 2012 and December 31, 2011.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011
Computer equipment and internal software	$159,313	$159,313
Furniture and fixtures	5,721	5,721
	165,034	165,034
Less accumulated depreciation	165,034	165,034
	$-	$-

Depreciation expense for the three months ended March 31, 2012 and 2011 was $0 and $4,257, respectively.

NOTE 6. INVESTMENTS

Equity Investment:

The Company owned 5,475,600 shares of PeopleString’s common stock, approximately 14% of PeopleString’s outstanding common stock, at March 31, 2012, which had a fair market value of $383,292 based on the closing price of PeopleString common stock at such date. At March 31, 2012, the historical cost value of equity investments was $0.

A consolidated balance sheet for PeopleString is as follows:

	March 31, 2012	December 31, 2011
Assets	$260,456	$499,942

Liabilities	161,887	153,720
Stockholders' equity	98,569	346,222
Total liabilities and stockholders' equity	$260,456	$499,942

A consolidated statement of operations for PeopleString is as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Revenues	$27,807	$276,604
Expenses	321,598	532,590
Net (loss) earnings	$(293,791)	$(255,986)

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cost Method Investment:

At March 31, 2012, the Company held a $3,000 investment in FindItAll, Inc. at cost. This investment is categorized as other assets on the Company’s consolidated balance sheets.

NOTE 7. OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income, interest expense, and other, net. The components of other, net consist of gain on investments, amortization of expenses related to the Company’s convertible debenture, preferred stock, warrant and common stock financings, and other income (loss), and are as follows:

	Three months ended
	March 31,
	2012	2011
Gain on sale of investments	$-	$2,058,827
Amortization of debt issue costs	-	(6,080)
Amortization of promissory note discount	-	(5,415)
Amortization of beneficial conversion feature	-	(17,551)
Amortization of deferred financing	(123,800)	(28,200)
Other income (loss)	-	(739,103)
	$(123,800)	$1,262,478

For the three months ended March 31, 2011, gain on sale of investment included $18,827 from the sale of PeopleString common shares in January 2011, $740,000 from the sale of PeopleString common shares in March 2011, and $1,300,000 from the issuance of PeopleString common shares in January 2011 as part of several Agreement and Releases as discussed in Note 9.

Deferred financing costs were $65,000, $250,000 and $22,500 for the June 2009, February 2008 and May 2007 financings, respectively, and are being amortized over the incremental term of each note issued in those financings, as such terms may have been extended pursuant to the Agreement and Releases.

NOTE 8. INCOME TAXES

BigString applies the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” (ASC 740). A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances as of March 31, 2012 and December 31, 2011 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as BigString may continue to incur losses.

Components of deferred income tax assets are as follows:

	March 31, 2012	December 31, 2011
	Tax Effect	Tax Effect
Deferred tax assets - current
Benefit due to loss carryforward	$5,196,496	$5,102,938
Valuation allowance	(5,196,496)	(5,102,938)
	$-	$-

The Company files income tax returns in all jurisdictions in which it has reason to believe it is subject to tax. The Company is subject to examination by various taxing jurisdictions. To date, there have been no governmental examinations or audits. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction’s laws or regulations. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of business of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2012, the outstanding aggregate principal amount of the June 23, 2009 convertible notes was $75,000.

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

At March 31, 2012, the outstanding aggregate principal amount of the February 29, 2008 convertible notes was $167,500.

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

At March 31, 2012, the outstanding aggregate principal amount of the May 1, 2007 convertible notes was $75,000.

On May 1, 2010, the convertible notes issued by BigString on May 1, 2007 to each of Alpha Capital Anstalt, Iroquois Master Fund and Whalehaven Capital Fund Limited matured. On November 5, 2010, BigString received a notice of default from Iroquois Master Fund demanding immediate repayment of the entire balance of the May 1, 2007 convertible note in cash plus all accrued and unpaid interest and penalties. Subsequently, Iroquois Master Fund verbally rescinded such demand.  The May 1, 2007 convertible notes issued to each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited were extended by two years pursuant to the terms of the Agreement and Release between BigString and each of them, described below in this Note 9.  As a result, the term of the May 1, 2007 convertible notes issued to each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited have been extended to May 1, 2012.  The term of the convertible note issued to Iroquois Master Fund was not extended.

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

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2012 and 2011, $105,000 and $539,076, respectively, of the convertible notes were converted resulting in 7,000,000 and 35,938,408 shares, respectively, of BigString’s common stock being issued to the holders of the convertible notes. Information regarding the convertible notes outstanding at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
Convertible notes, May 1, 2007, maturing May 1, 2010 and May 1, 2012	$75,000	$97,500
Beneficial conversion feature	-	-
Note Discount	-	-
Deferred financing	-	(6,000)
	75,000	91,500

Convertible notes, February 29, 2008, maturing February 28, 2013	$167,500	$250,000
Beneficial conversion feature	-	-
Note Discount	-	-
Deferred financing	(30,000)	(140,000)
	137,500	110,000

Convertible notes, June 23, 2009, maturing June 23, 2013	$75,000	$75,000
Beneficial conversion feature	-	-
Note Discount	-	-
Deferred financing	(28,600)	(36,400)
	46,400	38,600
Total	258,900	240,100
Less current maturities	212,500	91,500
Long-term debt	$46,400	$148,600

As of March 31, 2012, the current debt of $212,500 is net of deferred financing costs of $30,000 and long term debt of $46,400 is net of deferred financing costs of $28,600.

As of March 31, 2012, the maturities of the outstanding debt are as follows:

Years Ending	Outstanding
December 31,	Debt
2012	$75,000
2013	242,500
$317,500

For the three months ended March 31, 2012 and 2011, BigString issued 0 and 2,448,642 shares, respectively, of BigString’s common stock in lieu of $0 and $36,730, respectively, of accrued interest. Interest expense for the three months ended March 31, 2012 and 2011 was $5,288 and $8,808, respectively.

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

In February 2012, BigString issued 7,000,000 shares of its common stock upon the conversion of convertible notes totaling $105,000. The conversion price was $0.015 per share.

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

Information regarding the warrants outstanding as of January 1, 2012 and changes to such number during the three months ended March 31, 2012 are as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Warrants outstanding at January 1, 2012	5,375,000	$0.25	2.7	$-
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled/forfeited/expired	-	$-
Warrants outstanding at March 31, 2012	5,375,000	$0.25	2.5	$-
Warrants exercisable at March 31, 2012	5,375,000	$0.25	2.5	$-

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

No warrants were granted during either of the three month periods ended March 31, 2012 and 2011.

No warrants were exercised and no cash received during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012 and 2011, 0 and 8,125,000 warrants were cancelled, respectively, with an aggregate intrinsic value of $0 and $121,875, respectively, at the date of cancellation. During the three months ended March 31, 2012 and 2011, no warrants were forfeited or expired.

Equity Incentive Plan and Stock Options Issued to Consultants:

On February 13, 2012, BigString repriced options to purchase 5,125,000 shares of BigString’s common stock under its Equity Incentive Plan. The exercise price of the repriced options was reduced to $0.02 per share and the term extended. As a result of this repricing, the original options were deemed cancelled and new options with an exercise price of $0.02 per share were deemed issued. In addition, the Company granted new options to certain of the Company’s employees and consultants. Options were granted at an exercise price of $0.02 per underlying share with 25% vesting every three months for one year.

For the three months ended March 31, 2012 and 2011, BigString recorded stock-based option compensation expense of $1,592 and $0, respectively.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures.

Information regarding the stock options outstanding as of January 1, 2012 and changes to such number during the three months ended March 31, 2012 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2012	5,125,000	$0.37	3.4	$-
Options granted	9,125,000	$0.02
Options exercised	-	$-
Options cancelled/forfeited/expired	(5,125,000)	$0.37
Options outstanding at March 31, 2012	9,125,000	$0.02	9.9	$-
Options exercisable at March 31, 2012	5,125,000	$0.02	9.9	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock prices of BigString’s common stock at the specified dates and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on the specified dates.

Options granted during the three months ended March 31, 2012 and 2011 were 9,125,000 and 0, respectively.

No options were exercised and consequently no cash was received from, and no tax benefit was attributable to, option exercises and no cash was received from purchases of shares for the three months ended March 31, 2012 and 2011.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2012 and 2011, options to purchase a total of 5,125,000 and 0 shares of BigString’s common stock, respectively, were cancelled, forfeited or expired with an aggregate intrinsic value of $0 and $0, respectively, at the date of expiration.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended
	March 31,
	2012	2011
Risk-free interest rate	0.4%	-%
Expected volatility	179%	-%
Expected life (in years)	3	-
Dividend yield	-	-

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

NOTE 13. RELATED PARTY TRANSACTIONS

On December 29, 2008, BigString signed an agreement with Digital BobKat, LLC, a limited liability company in which Robert S. DeMeulemeester, an officer and director of BigString, has an interest, to provide business consulting services, including, but not limited to, management, product development, marketing, research, advertising and general business and administrative procedures and processes. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Payments are due monthly and are based on fair market value of the services provided, similar to the terms of a transaction with an unrelated party. In May, 2011, the parties agreed to temporarily suspend services. Expenses for the three months ended March 31, 2012 and 2011 were $0 and $69,310, respectively.

On April 2, 2009, PeopleString entered into a verbal agreement with BigString to license BigString’s messaging technology and share the cost of certain common services. At March 31, 2012, BigString was a significant, non-majority stockholder of PeopleString’s common stock. The agreement renews annually, is subject to adjustment periodically, and may be terminated at will by either party upon three days notice. Under the agreement, BigString provides messaging services to PeopleString users. The licensing fee was based on BigString’s experience providing services to other third parties and was determined by BigString’s management. Based on volume, BigString charges PeopleString fees that are higher in aggregate than BigString charges other third parties for outsourced messaging services. BigString recorded revenue for the three months ended March 31, 2012 and 2011 of $6,000 and $10,500, respectively.

Shared services costs are quantified based on PeopleString management’s estimate of the percentage of time devoted to each company. Payments are due quarterly. In 2010, the shared services included hosting, insurance, rent and miscellaneous general and administrative expenses, and were primarily paid by PeopleString by year-end. PeopleString determined, in its sole discretion, based on its subjective estimate of the amount of time devoted to each company, the amount incurred and paid for the shared services that are allocated to BigString. BigString recorded expense of $30,878 and $37,121 for the three months ended March 31, 2012 and 2011, respectively.

Index

BIGSTRING CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases:

BigString shares office space with PeopleString. The office space is not currently subject to an operating lease.

There was no rental expense (exclusive of shared service costs) for either of the three month periods ended March 31, 2012 and 2011.

Computer co-location, power and Internet access expense, including shared service costs, was $8,229 and $8,196 for the three months ended March 31, 2012 and 2011, respectively.

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

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have provided below information about BigString‘s financial condition and results of operations for the three months ended March 31, 2012 and 2011. This information should be read in conjunction with BigString’s unaudited consolidated financial statements for the three months ended March 31, 2012 and 2011, including the related notes thereto, which begin on page 1 of this report. These unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in BigString’s annual report on Form 10-K for the year ended December 31, 2011. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

PeopleString, incorporated in the state of Delaware, was formed by BigString in early 2009 to develop technology relating to social networks. PeopleString is a separate reporting company under the Exchange Act. As of May 17, 2012, BigString owned approximately 14% of PeopleString’s outstanding common stock.

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

Index

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

Recent Accounting Pronouncements.  BigString’s significant accounting policies are summarized in Note 1 of BigString’s annual report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the three months ended March 31, 2012 and BigString does not expect that the adoption of other recent accounting pronouncements will have a material impact on its consolidated financial statements.

Results of Operations

For the Three Months Ended March 31, 2012 and 2011

Net Loss.  For the three months ended March 31, 2012, net loss was $267,307, as compared to net earnings of $973,774 for the three months ended March 31, 2011. The $1,241,081 decrease in net earnings was primarily attributable to a $1,382,724 decrease in Other, net income related to gains on sales of investments.

Revenues.  For the three months ended March 31, 2012, revenues were $6,000, an $11,287 decrease from revenues of $17,287 earned in the three months ended March 31, 2011.  Of the revenues generated for the three months ended March 31, 2012, $6,000 was generated from product and service fees and $0 was generated from advertisers, as compared to $13,122 from product and service fees and $4,165 from advertisers for the three months ended March 31, 2011.

Index

Operating Expenses.  For the three months ended March 31, 2012, operating expenses were $144,272, a $152,930 decrease from operating expenses of $297,202 incurred in the three months ended March 31, 2011.

●
Cost of revenues: Cost of revenues for the three months ended March 31, 2012 were $8,463, as compared to $14,003 for the same prior year period.  The $5,540 decrease in cost was primarily attributable to a reduction in depreciation expenses.

●
Research, development, sales, general and administrative: Research, development, sales, general and administrative expenses for the three months ended March 31, 2012 were $135,809, as compared to $283,199 for the same prior year period.  The $147,390 decrease in expenses was primarily attributable to decreased compensation and professional fees.

Other income (expense).  For the three months ended March 31, 2012, other expense was $129,035, a $1,382,724 decrease from other income of $1,253,689 in the three months ended March 31, 2011.

●	Interest income: Interest income for the three months ended March 31, 2012 was $53, as compared to $19 for the same prior year period.

●	Interest expense: Interest expense for the three months ended March 31, 2012 was $5,288, as compared to $8,808 for the same prior year period.

●
Other, net: Other, net expense for the three months ended March 31, 2012 was $123,800, as compared to other, net income of $1,262,478 for the same prior year period. The $1,386,278 decrease was primarily attributable $758,827 of gains on sales of investments and a $650,000 net gain associated with the transfer of assets pursuant to the Agreement and Releases with each of Alpha Capital Anstalt and Whalehaven Capital Fund Limited.

Income Taxes.  For the three months ended March 31, 2012 and 2011, BigString has applied valuation allowances to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized.

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

Liquidity and Capital Resources

BigString’s operating and capital requirements have exceeded its cash flow from operations as BigString has been building its business.  Since inception through March 31, 2012, BigString has expended $5,234,335 for operating and investing activities, which has been primarily funded by investments of $5,371,533 from BigString’s stockholders and convertible note and warrant holders.  For the three months ended March 31, 2012, BigString used $132,019 for operating and investing activities, a decrease of $861,170 from the amount generated during the three months ended March 31, 2011.

BigString’s cash balance as of March 31, 2012 was $137,198, which was a decrease of $132,019 from the cash balance of $269,217 as of December 31, 2011. This decrease to the cash balance was primarily attributable to operating activities.

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

Index

BigString realized $18,826 from the sale of shares of PeopleString common stock in January 2011 and $740,000 from the sale of shares of PeopleString common stock in March 2011. BigString also realized $260,000 from the sale of shares of PeopleString common stock in April 2011. As of May 17, 2012, BigString owned 5,475,600 shares of PeopleString common stock, approximately 14% of the issued and outstanding shares.

Management believes BigString’s current cash balance of $103,887 at May 17, 2012 is not sufficient to fund the minimum level of operations for the next twelve months.

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

BigString’s current officers and directors have not, as of the date of this filing, loaned any funds to BigString. There are no formal commitments or arrangements to advance or loan funds to BigString or repay any such advances or loans.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.	Risk Factors BigString is a smaller reporting company and is therefore not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds None.

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Mine Safety Disclosures Not Applicable.

Item 5.	Other Information None.

Item 6.	Exhibits See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BigString Corporation
Registrant

Dated: May 21, 2012	/s/ Darin M. Myman
Darin M. Myman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 21, 2012	/s/ Robert S. DeMeulemeester
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

Index

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

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase

Index

101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this quarterly report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BigString Corporation, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this quarterly report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.